Form 10-K
period 2014-12-31
ICON VAPOR, INC.
filed 2015-04-14
CIK 1563915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

.TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from __________ to __________

ICON VAPOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55284	46-1471251
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

8525 Arjons Drive, Suite A

San Diego, CA 92126

(Address of principal executive offices)

(858) 564-9513

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes .No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes .No ☒

.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer
Non-accelerated filer	.(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes .No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $12,580,753 based upon the price ($0.32) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded on the OTC Pink Sheets and quoted under the symbol “ICNV”.

As of April 14, 2015, there were 78,996,163 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;
●	Economic, competitive, demographic, business and other conditions in our local and regional markets;
●	Changes or developments in laws, regulations or taxes in our industry;
●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	Competition in our industry;
●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
●	Changes in our business strategy, capital improvements or development plans;
●	The availability of additional capital to support capital improvements and development; and
●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us”, “our” and “ICNV” are references to Icon Vapor, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Overview

We market and sell “electronic cigarettes or “e-cigarettes” under the Icon Vapor brand. We believe that e-cigarettes have the ability to offer a delivery system for nicotine to traditional tobacco users which may have less detrimental health effects to both users and to people proximate to e-cigarettes users.

Corporate History

Icon Vapor, Inc. (the “Company”) was incorporated in Nevada in February 2004 under the name Xero Mobile, Inc. In March 2011, we changed our name to MyEZSmokes, Inc. In January 2014, we changed our name to Icon Vapor, Inc.

On April 8, 2011 the Company, which was then known as Xero Mobile, Inc., acquired two enterprises pursuant to a share exchange agreement for 90,000,000 shares. The acquisition was treated as a reverse merger as the acquired companies, MyEZSMOKES and Fashion Handbags, became the operating entities. The accounting treatment, referred to as “as if pooling,” resulted in the stock issuance, which was valued at par and charged to additional paid in capital. At the time of the merger, March 2011,Xero Mobile, Inc. changed its name to MY EZSMOKES, INC. and, as a result, Fashion Handbags, Inc. and My Ezsmokes, Co. became wholly owned subsidiaries.

In October of 2011, the Company changed its business plan to develop and sell Electronic Cigarettes (“e-cigarettes”). At the end of 2012, we discontinued Fashion Handbags, Inc. and My EZsmokes, Inc.Effective January 2014, we changed our name from Myezsmokes, Inc. to Icon Vapor, Inc. This change was intended to more accurately reflect the branding aspect of our business and our focus on further development of our brand and product line.

On November 3, 2014, the Company entered into an Asset Acquisition Agreement (the “Acquisition Agreement”) with Green Tree Syndicate, Inc., a California corporation (“Green Tree”) and the controlling shareholders of Green Tree (the “Green Tree Shareholders”). On December 4, 2014 (the “Closing Date”), Green Tree and the Green Tree Shareholders closed upon that certain Acquisition Agreement. Pursuant to the closing of the Acquisition Agreement, the Company acquired 100% of the shares of common stock of Green Tree from the Green Tree Shareholders (the “Green Tree Shares”) and, in exchange, issued 33,000,000 restricted shares of its common stock to the Green Tree Shareholders (the “Icon Vapor Shares”), which comprised 44.35% of the Company’s total number of issued and outstanding common stock calculated on a post-acquisition basis. As a result of the closing of the Acquisition Agreement, Green Tree became a wholly-owned subsidiary of the Company.

Description of Business

In its simplest form, an e-cigarette is a cartridge filled with a nicotine solution and a battery powering a coil that heats the solution into vapor, which a user sucks in and exhales like smoke. Typically, an e-cigarette looks like a regular cigarette, except for the tip, embedded with an LED, often glows blue instead of red. The active ingredient in e-cigarettes is the same nicotine found in tobacco cigarettes and nicotine patches. E-cigarettes are intended to look, feel and taste like a tobacco cigarette, and to provide the same pleasure, of smoking a tobacco cigarette. However, e-cigarettes are believed to enable users to inhale nicotine vapor without smoke, tar, ash or carbon monoxide.

In addition, we believe that e-cigarettes provide the following additional benefits:

●	No smell
●	No yellow teeth
●	No bad breath
●	No tar
●	Less chemicals
●	No carcinogens
●	No second hand smoke
●	Alternative to tobacco and related regulation

While research on the health impacts of these products remains relatively new, early indications suggest that e-cigarettes offer their users lower levels of toxicity, and are thus perceived to be a safer alternative to traditional tobacco cigarettes. Specifically, new studies suggest that the vapor expelled from an e-cigarette is 9 to 450 times less toxic than the smoke expelled from a traditional cigarette.1

1 http://tobaccocontrol.bmj.com/content/early/2013/03/05/tobaccocontrol-2012-050859.abstract

Euromonitor reports that the retail sales value of e-cigarettes worldwide is greater than $2 billion. 2 Wells Fargo has estimated that this market is expected to increase to $10 billion by 2017. 3 In response to this market opportunity, we have focused on developing several e-cigarette products which are intended to provide a high quality product at competitive prices.

Currently, we are focused on a commercial roll-out in the U.S and Canadian markets. However, our products to be sold in Canada will not contain any nicotine in order to comply with the Canadian Food and Drugs Act.

Our Electronic Cigarettes and Related Products

We offer disposable electronic cigarettes in multiple sizes, puff counts, styles and nicotine strengths; rechargeable electronic cigarettes that use replaceable cartridges (also called “atomizers” or “cartomizers”); and cartomizers.

Disposable Hookahs

OurIcon Vapor disposable hookahs feature a one-piece construction that houses all of its components and may be utilized until the nicotine or nicotine free solution is depleted.

Rechargeable Vapor Pens

Our line of rechargeable vapor pens features a rechargeable battery and refillable atomizers. The atomizer is refilled when the e-juice solution is depleted from use.

E-juice

We sell e-juice in a variety of flavors and nicotine strengths. The e-juice can be used in Vapor Pens and Mods which we market as well can be used with other devices from other companies in the market place.

2 Euromonitor, November 23, 2012.

3 Winston Salem Journal, September 13, 2013.

Our kits contain everything that we believe a user needs to begin enjoying their “vaping” experience. Our refill cartridges are available in tobacco and menthol flavors, and in various nicotine levels.

Nicotine-free Electronic Cigarettes

We also offer disposable electronic cigarettes that do not contain nicotine.

The Electronic Cigarette Market

Our electronic cigarettes and vaporizers are marketed as an alternative to traditional tobacco cigarettes and cigars. Electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, which we believe enables users to satisfy their nicotine craving without smoke, tar, ash or carbon monoxide.

According to the U.S. Centers for Disease Control and Prevention, an estimated 42.1 million people, or 18.1% of adults, in the United States smoke cigarettes.4 The Tobacco Vapor Electronic Cigarette Association estimates that more than 3 million Americans use e-cigarettes. Citibank reports that as of 2012, the U.S. tobacco category represents $100 billion while the e-cigarette market represents less than 1% of that figure.

When first introduced to the U.S. market, electronic cigarettes were predominantly sold online. However, in the past couple years, brick-and-mortar sales of electronic cigarettes have eclipsed online sales volumes in the U.S. market.

Strategy and Approach

Our initial strategy has been to drive online sales through our Icon Vapor eCommerce website (www.iconvapor.com). We do not intend to compete with larger, significantly greater capitalized e-cigarette companies in the brick-and-mortar retail environment, which we believe would require substantial advertising, particularly direct television marketing, advertisements in trade magazines, point of sale materials, display, price promotions, in-store and on-premise promotions and slotting fees. We intend to launch a network marketing sales program which we believe will result in a more dedicated sales program and produce stronger results.

We intend to distribute and sell our Icon Vapor products through a network of independent members using the direct selling channel.We believe that this strategy will enhance consumer awareness and the demand for our products for smokers who are looking for, and shifting to, a potentially more healthy “smoking” choice. We believe that these selling channelsare ideally suited to marketing our products because sales of electronic and vapor cigarettes involves an education process strengthened by ongoing personal contact between members of the network and their customers. We expect that our members will consume Icon Vapor products themselves and, therefore, would provide first-hand testimonials of our products to their customers, which we believe can serve as a powerful sales tool.

In addition, we also intend to acquire other electronic cigarette sales and distribution companies to broaden our distribution and sales network and to enhance our penetration into the market. In furtherance of our acquisition strategy, we entered into an agreement with Green Tree Syndicate, Inc., a California corporation that distributes and sells electronic cigarettes (“Green Tree”), to acquire all of Green Tree’s capital stock and assets. We expect that this acquisition, once effectuated, will allow the Company to drive sales by adding Green Tree’s existing distribution and sales network to the Company’s portfolio of distribution and sales channels.

Our business strategy is focused on design, marketing and development of multiple products under the Icon Vapor brand and to bring those products to market through our network marketing and online channels. In addition, we intend to partner with developers of flavor profiles to introduce new flavors for consumption through our products. We will seek to differentiate our products through our product development and enhancements that we can add to our products through strategic partnerships.

Our goal is to establish Icon Vapors as a leading brand in the electronic cigarette and vapor cigarette market. We intend to accomplish this goal through the following measures:

●	Developing and engineering new products;
●	Building an effective network marketing channel;
●	Increasing our presence in the U.S.;
●	Expanding brand awareness online;
●	Establishing new distribution channels; and
●	Alignment of our products and cost with market demand.

4 http://www.cdc.gov/Tobacco/data_statistics/fact_sheets/fast_facts/index.htm

Competition

Our industry is highly competitive. We compete with other sellers of electronic cigarettes, including Lorillard, Inc., Altria Group, Inc. and Reynolds American, Inc., and big tobacco companies, through their electronic cigarettes business segments. In addition, the market we operate in is highly fragmented and the barriers to entry are low. Our competitors sell products that are similar to ours and through the online channel in many cases, which is presently our single method of distribution of our products.

“Big tobacco” has substantially greater resources than we do, including global distribution networks in place and a fiercely loyal customer base to their brands. We anticipate that “big tobacco” will commit increasing resources to developing and building market share in the electronic cigarette market as demand grows.

Manufacturing

We have no manufacturing capabilities and do not intend to develop any manufacturing capabilities. Third party manufacturers manufacture our products to meet our design specifications. We do not own the intellectual property covering the design of the e-cigarettes that we sell. We depend on third party manufactures for our electronic cigarettes, electronic cigars, vaporizers and accessories. Any disruption in supply or consistency of our products may harm our relationships and reputations with customers, and have a materially adverse effect on our business, result of operations and financial condition. In order to minimize the risk of supply interruption, we intend to utilize several third party manufacturers to manufacture our products to our specifications.

We currently utilize two different manufacturers, both of which are based in China. We contract with our manufacturers on a purchase order basis. We do not have any output or requirements with any of our manufactures. Our manufacturers provide us with finished products which we hold in inventory for distribution and sale.

Although we believe that several alternative sources for our products are available, any failure to obtain the components, chemical constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business, results of operations and financial condition.

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as need and from multiple sources and suppliers.

Intellectual Property

We do not currently own any domestic or foreign patents relating to electronic cigarettes.

Trademarks

We own trademarks on our brand: Icon Vapor(USPTO Registration Number 4345925).

Patent Litigation

We are not subject to any patent litigation. However, a patent lawsuit as well as any other third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could force us to do one or more of the following:

●	Stop selling products or using technology that contains the allegedly infringing intellectual property;
●	Incur significant legal expenses;
●	Pay substantial damages to the party whose intellectual property rights we may be found to be infringing;
●	Redesign those products that contain the allegedly infringing intellectual property;or
●	Attempt to obtain a license to the relevant intellectual property from third parties, which may not be available to use on reasonable terms or at all.

Third party lawsuits alleging our infringement of patents, trade secrets or other intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Government Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, the FDA issued proposed regulations on April 25, 2014[5] seeking to regulate electronic cigarettes as tobacco products. Under these proposed rules, products meeting the statutory definition of “tobacco products,” except accessories of a proposed deemed tobacco product, would be subject to the Federal Food, Drug, and Cosmetic Act (the FD&C Act), as amended by the Family Smoking Prevention and Tobacco Control Act (Tobacco Control Act). The Tobacco Control Act provides FDA authority to regulate cigarettes, cigarette tobacco, roll-your-own tobacco, smokeless tobacco, and any other tobacco products that the Agency by regulation deems to be subject to the law. Option 1 of the proposed rule would extend the Agency's “tobacco product” authorities in the FD&C Act to all other categories of products, except accessories of a proposed deemed tobacco product, that meet the statutory definition of “tobacco product” in the FD&C Act. Option 2 of the proposed rule would extend the Agency's “tobacco product” authorities to all other categories of products, except premium cigars and the accessories of a proposed deemed tobacco product, that meet the statutory definition of “tobacco product” in the FD&C Act. FDA also is proposing to prohibit the sale of “covered tobacco products” to individuals under the age of 18, to require the display of health warnings on cigarette tobacco, roll-your own tobacco, and covered tobacco product packages and in advertisements and to prohibit vending machine sales. Also, manufacturers would be subject to registration with, and reporting of product and ingredient listings to the FDA; no marketing of new tobacco products would be permitted prior to FDA review; and enforcement actions may be brought in connection with in connection with products determined to be adulterated and misbranded under the Tobacco Control Act. Further, the FDA proposed to extend its authority to cover additional products that meet the definition of a tobacco product under the proposed rule: Tobacco Products Deemed To Be Subject to the Food, Drug & Cosmetic Act (Deeming).Currently FDA regulates cigarettes, cigarette tobacco, roll-your-own tobacco and smokeless tobacco. Proposed newly “deemed” products would include: electronic cigarettes, cigars, pipe tobacco, certain dissolvables that are not “smokeless tobacco,” gels and water pipe tobacco.

If electronic cigarettes are regulated as proposed, the FDA will implement new rules to govern the labeling of electronic cigarettes, including smokeless tobacco product warning labels and “light,” “low,” “mild” or similar descriptors for tobacco products. Under the proposed rule manufacturers would be subject to no direct and implied claims of reduced risk such as “light,” “low” and “mild” descriptions unless the FDA confirms that scientific evidence supports the claim and that marketing the product will benefit public health. These new laws are expected to have a significant public health impact by decreasing the number of people using tobacco products, resulting in lives saved, increased life expectancy, and lower medical costs. In addition, the FDA will also restrict the way electronic cigarette manufacturers, retailers, and distributers can advertise and promote cigarettes and smokeless tobacco products, especially marketing efforts designed to appeal to youth. Such restrictions relating to marketing, advertising, and promotion will include: prohibiting tobacco brand name sponsorship of any athletic, musical, or other social or cultural event, or any team or entry in those events, requiring that audio ads use only words with no music or sound effects, prohibiting the sale or distribution of items, such as hats and tee shirts, with cigarette and smokeless tobacco brands or logos and requiring that manufacturers receive a written order from FDA permitting the legal marketing of a new tobacco product. The FDA’s traditional “safe and effective” standard for evaluating medical products does not currently apply to tobacco. FDA evaluates new tobacco products based on a public health standard that considers the risks and benefits of the tobacco product on the population as a whole, including users and non-users.To legally market new tobacco products, a written order from FDA must be received permitting its marketing in the United States.

5 http://www.fda.gov/TobaccoProducts/GuidanceComplianceRegulatoryInformation/ucm394909.htm

As of the date of this report, the FDA had not taken such action. However, final action is expected to take place in June 2015.Once the proposed rules become final, the FDA will be able to use powerful regulatory tools, such as age restrictions and rigorous scientific review of new tobacco products and claims to further regulate electronic cigarettes.The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

In addition, the FDA regularly receives voluntary reports of adverse events involving e-cigarettes from consumers, health professionals and concerned members of the public. The adverse events described in these reports have included hospitalization for illnesses such as:

●	Pneumonia
●	Congestive heart failure,
●	Disorientation,
●	Seizure,
●	Hypotension, and
●	Other health problems.

Whether e-cigarettes caused these reported adverse events is unknown. Some of the adverse events could be related to a pre-existing medical condition or to other causes that were not reported to FDA.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and others have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

If one or more states from which we generate or anticipate generating significant sales bring actions to prevent us from selling our products unless we obtain certain licenses, approvals or permits and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us then we may be required to cease sales and distribution of our products to those states, which would have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained products sent to us by our Chinese suppliers. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release our products to us, to a mandatory and definitive hold we will no longer be able to ensure a supply of saleable product, which will have a material adverse effect on our business, results of operations and financial condition. However, we believe this FDA import alert will become less relevant to us as and when the FDA regulates electronic cigarettes under the Tobacco Control Act.

At present, neither the Prevent All Cigarette Trafficking Act 6 (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act 7 , which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act 8 (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

6The Prevent All Cigarette Trafficking Act (PACT Act) - Title 15, United States Code, Section 375, http://www.gpo.gov/fdsys/pkg/PLAW-111publ154/pdf/PLAW-111publ154.pdf

7Title 15 U.S. Code § 376

815 U.S.C. §§ 1331-1340, as amended

Electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fall within the scope of the Canadian Food and Drugs Act. All of these products require market authorization prior to being imported, advertised or sold in Canada. Market authorization is granted by Health Canada following successful review of scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of the health product. This evidence is provided by the sponsor seeking market authorization. To date, no electronic smoking product has been authorized for sale by Health Canada.In the absence of evidence provided by the sponsor establishing otherwise, an electronic smoking product delivering nicotine is regulated as a New Drug under Division 8, Part C of the Canadian Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licenses issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	The levying of substantial and increasing tax and duty charges;
●	Restrictions or bans on advertising, marketing and sponsorship;
●	The display of larger health warnings, graphic health warnings and other labeling requirements;
●	Restrictions on packaging design, including the use of colors and generic packaging;
●	Restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
●	Requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituent levels;
●	Requirements regarding testing, disclosure and use of tobacco product ingredients;
●	Increased restrictions on smoking in public and workplaces and, in some instances, in private places and outdoors;
●	Elimination of duty free allowances for travelers; and
●	Encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and warehouse is 5300 square feet and is located at 8525 Arjons Drive, Suite A, San Diego, CA 92126.  We currently rent this space for approximately $5000.00 a month for a term of 5 years. We feel the current leasewhich was entered into in December 2014 will be sufficient for our operations; if additional warehouse space is required we can increase warehouse space within the current development

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of our business. We are not aware of any threatened or pending litigation that we expect will have a material adverse effect on our business operations, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Pink Sheets. Our common stock has been quoted on the OTC Pink Sheets since April 2012 trading under the symbol “ICNV.” Prior to such time there was no public market for our securities. Because we are quoted on the OTC Pink Sheets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low sales prices for our Common Stock per quarter as reported by the OTC Pink Sheets for the respective periods are shown below, in U.S. dollars per share of Common Stock. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Period	High per share of Common Stock ($)	Low per share of Common Stock ($)
Fiscal Year 2014
Fourth Quarter	$0.35	$0.14
Third Quarter	$0.40	$0.31
Second Quarter	$0.46	$0.27
First Quarter	$0.61	$0.33
Fiscal Year 2013
Fourth Quarter	$0.47	$0.30
Third Quarter	$0.72	$0.31
Second Quarter	$0.68	$0.37
First Quarter	$1.38	$0.30
Fiscal Year 2012
Fourth Quarter	$1.32	$0.75
Third Quarter	$1.28	$0.74
Second Quarter (1)	$0.75	$0.41

(1) Starting on April 18, 2012.

Record Holders

As at April 14, 2015, an aggregate of 78,996,163 shares of our common stock were issued and outstanding and were owned by approximately 530 holders of record, based on information provided by our transfer agent, Pacific Stock Transfer.

Recent Sales of Unregistered Securities

Since January 1, 2011, we have issued the following securities that were not registered under the Securities Act:

In January 2013, we issued 175,000 shares for cash of $105,000 pursuant to a private placement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On August 28, 2013, we issued 600,000 shares for cash of $135,000 pursuant to an amendment to that certain Option Agreement previously disclosed on Form 1-A, filed with the Commission on November 14, 2013. The amendment to the Option Agreement is filed herewith as Exhibit 10.5.

On August 30, 2013 the Company issued 16,393 shares of its common stock to ChineseInvestors.com, an Indiana corporation, for services renderedrelated to marketing and sales, valued at $0.6199 per share, resulting in an expense of $10,162.The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On November 8, 2013 we issued 120,000 shares for services rendered valued at market of $0.40 per share resulting in an expense of $48,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On December 26, 2013, we issued 62,500 shares valued at market of $0.40 per share resulting in an expense of $25,000. The issuance of these shares was for services to be completed in the first six months of 2014 and thus the Company has recognized a prepaid expense at March 31, 2014 of $12,500. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On March 6, 2014 and March 19, 2014, we issued 21,818 and 29,268 shares for a total of 51,086 for services valued at market which was $0.5150 and $0.4450 per share resulting in a stock for services expense of $24,260. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On July 24, 2014, the Company issued 1,000,000 shares of its common stock to Dignitas Consulting LLC for services for marketing to be earned over 12 months. The Company expensed $66,667 and deferred $333,333 for services not yet earned. This amount is shown in the equity section as unearned services. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On August 12, 2014, the Company issued 100,000 shares to the Zemel Family Trust for cash of $15,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On August 14, 2014, the Company issued 200,000 shares to Alan Cunningham for cash of $30,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On August 29, 2014, the Company issued 364,642 shares to Amalfi Coast Capitalfor a reduction in debt for monies advance during 2014 of $140,000 plus interest of $5,857 or a total of $145,857. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On September 15, 2014, the company issued 233,334 shares to Robert Kovell and Mark Erikson for cash of $35,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On September 24, 2014, the Company issued 200,000 shares to Alan Cunningham for cash of $30,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On October 16, 2014, the Company issued 333,333 sharesto Michael Lofton for cash of $50,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On December 11, 2014, the Company issued 700,000 shares to the Lofton Family Trust for cash of $70,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On December 11, 2014, the Company issued 150,000 shares to Robert Kovell for cash of $15,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On December 11, 2014, the Company issued 100,000 shares to Mark Erickson for cash of $10,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

Subsequent Issuances

On January 8, 2015, the Company issued 7,500,000 restricted common stock shares to Bashar Ballo pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2015, the Company issued 7,500,000 restricted common stock shares toRawiBallo pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2015, the Company issued 15,000,000 restricted common stock shares toSaterTommka pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2015, the Company issued 3,000,000 restricted common stock shares toEverest Capitol LLC pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 13, 2015, the Company issued 750,000 restricted common stock shares to Motivated Minds LLC as compensation for consulting services rendered to the Company; cost basis $0.20 per share.The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 19, 2015, the Company issued 250,000 restricted common stock shares to Matthew Dana pursuant to a Subscription Agreement, cost basis $0.10.The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 19, 2015, the Company issued 150,000 restricted common stock shares to Radius Consulting, Inc. as compensation for consulting services rendered to the Company, cost basis $0.10. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 19, 2015, the Company issued 150,000 restricted common stock shares to Sarah R. Speno as compensation for consulting services rendered to the Company, cost basis $0.10. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March  27, 2015, the Company issued 2,000,000 restricted shares of common stock to one investor pursuant to a subscription and purchase agreement, cost basis $0.13. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Re-Purchase of Equity Securities

None.

Dividends

We have never declared or paid any dividends on our share capital and do not currently anticipate declaring or paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of the Board and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans:

We have not adopted an equity compensation plan to date.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis or Plan of Operation

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an electronic cigarette company headquartered in San Diego, California, that designs, markets and sells electronic cigarettes, cigars, cartomizers and related accessories under the Icon Vapor brand. We have commercially launched our Icon Vapor products which are now being sold online. Our initial sales campaign began in August of 2012, but sales are not to the point that our operations are profitable.

Our initial strategy has been to drive online sales through our Icon Vapor eCommerce website. We do not intend to compete with larger, significantly greater capitalized e-cigarette companies in the brick-and-mortar retail environment, which we believe would require substantial advertising, particularly direct television marketing, advertisements in trade magazines, point of sale materials, display, price promotions, in-store and on-premise promotions and slotting fees. We intend to launch a network marketing sales program which we believe will result in a more dedicated sales program and produce stronger results.

We intend to distribute and sell our Icon Vapor products through a network of independent members using the direct selling channel. We believe that this strategy will enhance consumer awareness and the demand for our products for smokers who are looking for, and shifting to, a potentially more healthy “smoking” choice. We believe that these selling channels are ideally suited to marketing our products because sales of electronic and vapor cigarettes involves an education process strengthened by ongoing personal contact between members of the network and their customers. We expect that our members will consume Icon Vapor products themselves and, therefore, would provide first-hand testimonials of our products to their customers, which we believe can serve as a powerful sales tool.

In addition, we also intend to acquire other electronic cigarette sales and distribution companies to broaden our distribution and sales network and to enhance our penetration into the market. In furtherance of our acquisition strategy, we entered into an Asset Acquisition Agreement on November 3, 2014,which was originally reported on Form 8-K filed with the Commission on November 13, 2014 as Exhibit 2.01 and which is incorporated herein by reference (the “Asset Acquisition Agreement”), with Green Tree Syndicate, Inc., a California corporation that distributes and sells electronic cigarettes (“Green Tree”), to acquire all of Green Tree’s capital stock and assets. The Closing contemplated by the Asset Acquisition Agreement occurred on December 4, 2014 (the “Closing”). Pursuant to the closing of the Acquisition Agreement, the Company acquired 100% of the shares of common stock of Green Tree from the Green Tree Shareholders (the “Green Tree Shares”) and, in exchange, issued 33,000,000 restricted shares of its common stock to the Green Tree Shareholders ,We believe the acquisition of Green Tree will allow the Company to drive sales by adding Green Tree’s existing distribution and sales network to the Company’s portfolio of distribution and sales channels.

For financial reporting purposes, we have one reportable segment which designs and markets our products under the Icon Vapor brand.

To date, we have devoted substantially all of our efforts to product commercialization, research and development, business planning, recruiting management and technical staff, acquiring operating assets, and raising capital. We have incurred significant operating losses since our inception in 2004. As of December 31, 2014, we had an accumulated deficit of approximately $7,848,253 We expect to incur net losses for the foreseeable future because of our plans to research and develop product improvements, build infrastructure and expand into new commercial markets.

The Company at December 31, 2014 has two variable convertible notes payable to an individual in the amount of $90,000. Notes 1 and 2 occurred on July 24, 2013 for $20,000 and July 26, 2013 for $70,000. The notes bear interest at 3% and are convertible any time after December 31, 2014 at a 50% discount off the market price.

Since January 2013, we have raised $350,000through the issuance of common stock in private placements.

Year ended December 31, 2014 compared to Year Ended December 31, 2013

Results of Operations

Our sales, total revenue, total operating expenses and operating income for the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, were as follows:

	For the Twelve Months Ended December 31,
	2014	2013
Revenues	$101,326	$29,980
Cost of Services	94,670	17,662
Gross Margin	6,656	12,318

Expenses
Derivative liability	408,713	170,870
Professional Fees	299,087	231,044
General & Admin	401,069	211,786
Operating Expenses	1,108,869	613,700

Loss from Operations	(1,102,213)	(601,382)
Total Other Expense	(5,560,393)	(11,952)
Net Loss	$(6,662,606)	$(603,334)

 Revenues

Total revenue for the twelve months ended December 31, 2014 was $101,326, as compared to $29,980for the twelve months ended December 31, 2013. The increase in revenue can be attributed primarily the acquisition of its subsidiary and its recognition of revenue from the merger date to December 31, 2014.

Operating Expenses

Total operating expenses, including expenses for derivative liability, services, professional fees and general and administrative services, for the twelve month period ended December 31, 2014 were $1,108,869, which was comprised of $408,713 for derivative liability, $299,087in professional fees and $401,069 in other general and administrative costs, as compared to $613,700 for the twelve month period ended December 31, 2013, which was comprised of $170,870 for derivative liability, $231,044in professional fees and $211,786 in other general and administrative costs. The overall increase in operating expenses can be attributed to expenses incurred from the derivative of $237,843, professional expenses of $68,043 as we became a reporting company and $189,283 in general and administrative costs that increased as a result of the implementation of our marketing and business plans.

Net Loss

The net loss for the twelve months ended December 31, 2014 was $6,662,606 as compared to $603,334 for the twelve month period ending December 31, 2013. This increase in loss was mainly derived from us impairing our acquisition of our subsidiary of $5,553,314.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities and total liabilities as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013	$ Change	% Change
Working Capital	$(595,033)	$(210,158)	$(384,875)	(183.14)%
Cash	79,867	74,843	5,024	6.71%
Total current assets	207,323	134,349	72,974	54.32%
Total assets	248,093	160,479	87,614	54.59%
Accounts payable and accrued expenses	19,700	4,500	15,200	337.77%
Notes payable	154,707	169,137	(14,430)	-8.53%
Total liabilities	802,356	344,507	457,849	132.89%

CashRequirements/ Going Concern

As of December 31, 2014, our primary source of liquidity was our cash and cash equivalents on hand of $79,867. However, we believe our current cash balances, together with the net product revenues are not sufficient to meet our anticipated cash requirements to fund our further commercialization of our Icon Vapor product line and to develop and implement a network marketing sales plan which are critical to driving sales to bring our business operations to profitability for the next twelve months. Given our existing sources of liquidity and expected cash burn, we believe that we will need approximately $3,500,000 in financing in order to continue as a going concern for the next twelve months from December 31, 2014, of which we expect to use aproximately $2,000,000 to fund our acquisition of Green Tree Syndicate, Inc., an electronic cigarette sales and distribution company, $700,000 to purchase inventory, $300,000 for marketing and trade shows, $200,000 for consultant compensation and $300,000 for administrative and operational expense. We plan to obtain this financing through private placement offerings of the Company’s securities.

Our forecast of the period of time through which our financial resources and capital requirements will be adequate to support our operations, further expand the commercialization of Icon Vapor are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors. A copy of applicable “Risk Factors” can be found in our registration statement on Form 10, originally filed with the Commission on September 16, 2014 and most recently amended on March 25, 2015. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development and commercialization of Icon Vapor, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of our network marketing strategy and continued deployment of our online sales strategy sufficient to achieve profitability in our operations. Our funding requirements will depend on many factors, including, but not limited to, the following:

●	The rate of progress and cost or our commercialization activities;
●	The expenses we incur in marketing and selling Icon Vapor products and accessories;
●	The revenue generated by sales of Icon Vapor;
●	The success of our investment in our network marketing channel; and
●	The costs of defending any patent claims and other intellectual property rights.

We may, from time to time, consider additional funding through a combination of new collaborative arrangements, strategic alliances, and additional equity and debt financings or from other sources. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will also be available on acceptable terms, if at all.

Off–Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, inventory valuation, impairment of long-lived assets, income taxes including the valuation allowance for deferred tax assets, research and development and stock-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of our Notes to Financial Statements, contained herein.

Revenue Recognition

We generate all of our revenue from sales of our Icon Vapor family of products to consumers. We follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. We mainly sell to consumers. There are no price incentives and the product can only be returned if defective. As the Company does not believe defective merchandise is likely an allowance it has not been recognized. Revenue is recognized when the product is shipped to the customer.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company has historically experienced virtually no bad debts and thus has not established a reserve.

Inventory

The Company’s inventory consists of finished electronic cigarettes and flavors of vapor, valued under the FIFO method, stated and the lower of cost or market value.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.    Financial Statementsand Supplementary Data

ICON VAPOR, INC.

Financial Statements

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Terry L. Johnson, CPA

To the Stockholders and Board of Directors

ICON VAPOR, INC.

We have audited the accompanying consolidated balance sheets of ICON VAPOR, INC. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON VAPOR, INC. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has experienced losses from operations and has a negative equity. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 14, 2015

ICON VAPOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets:	2014	2013
Current Assets
Cash and Cash Equivalents	$79,867	$74,843
Accounts Receivable	487	5,818
Inventory	123,259	28,688
Prepaid Expenses	3,710	25,000
Total Current Assets	207,323	134,349

Fixed Assets-net	35,356	24,702
Other assets, Security Deposit	5,414	1,428

Total Assets	$248,093	$160,479

Liabilities and Stockholders' Deficit:
Current Liabilities:
Derivative Liability	$579,583	$170,870
Accounts Payable and Accrued Expenses	19,700	4,500
Convertible Notes Payable	90,000	90,000
Customer Deposits	48,366	-
Note Payable	64,707	79,137
Total Liabilities	802,356	344,507
Stockholders’ Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares Issued 0 shares at December 31, 2014 and 2013	-	-
Common Stock, Par value $0.001 Authorized 500,000,000 shares Issued 42,696,163 and 39,263,178 shares respectively	42,696	39,264
Additional Paid in Capital	7,451,899	962,627
Common Stock to be Issued	33,000
Unearned Services	(233,333)	-
Retained Deficit	(7,848,525)	(1,185,919)
Total Stockholders' Equity	(554,263)	(184,028)
Total Liabilities and Stockholders' Equity	$248,093	$160,479

   The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2014	2013
Revenues	$101,326	$29,980
Costs of Services	94,670	17,662

Gross Margin	6,656	12,318

Expenses:
Derivative liability	408,713	170,870
Professional Fees	299,087	231,044
General and Administrative	401,069	211,786
Operating Expenses	1,108,869	613,700

Loss from operations	(1,102,213)	(601,382)

Interest	(6,879)	(1,952)
Impairment	(5,553,314)	-

Total Other Expense	(5,560,393)	(1,952)

Net Loss	$(6,662,606)	$(603,334)

Loss per Share, Basic & Diluted	$(0.17)	$(0.02)

Weighted Average Shares Outstanding	40,230,009	38,687,935

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(6,662,606)	$(603,334)
Shares Issued	482,260	83,162
Adjustments to reconcile net loss to net cash
provided by operating activities: Impairment	5,553,514
Depreciation and Amortization	13,327	10,573
Changes in Operating Assets and Liabilities : a/p	11,653
Decrease (Increase) in Accounts Receivable	5,331	(2,072)
(Increase) Decrease in Prepaids and Deposits	(7,696)	122,918
Increase (Decrease) in Derivative Liability	408,713	170,870
(Increase) Decrease in Inventory	29,588	(11,025)
(Decrease) Increase in Interest	750	1,140
Net Cash Used in Operating Activities	(165,166)	(227,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	(27,918)
Net cash provided by Investing Activities	-	(27,918)

CASH FLOW FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	255,000	240,000
Proceeds from Loans	140,000	90,000
Reduction of Debt	(224,810)	(76,250)
Net Cash Provided by Financing Activities	170,190	253,750

Net (Decrease) Increase in Cash	5,024	(1,936)
Cash at Beginning of Period	74,843	76,779
Cash at End of Period	$79,867	$74,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 1, 2013 TO DECEMBER 31, 2014

			Additional	Common
	Common	Common	Paid in	Stock To be	Unearned	Retained
	Shares	Stock	Capital	issued	Services	Deficit	Total

Balance January 1, 2013	38,289,875	$38,290	$640,439			$(582,585)	$96,144
Shares issued for cash	775,000	775	239,225			-	240,000
Shares issued for services	182,500	183	72,817			-	73,000
Shares issued for services	16,393	16	10,146			-	10,162

Net loss for the year	-	-	-			(603,334)	(603,334)
Balance December 31, 2013	39,263,768	39,264	962,627			(1,185,919)	(184,028)
Shares issued for services	51,086	51	24,209				24,260
Shares issued for debt reduction	364,642	365	145,492			-	145,857
Shares issued for services	1,000,000	1,000	399,000		(233,333)	-	166,667
Shares issued for cash	733,334	733	109,267			-	110,000
Shares issued for cash	950,000	950	94,050				95,000
Shares issued for cash	333,333	333	49,667				50,000
Effects of Merger			5,667,587				5,667,587
Shares to be issued				33,000			33,000
Net Loss for the year	-	-	-			(6,662,606)	(6,662,606)
Balance December 31, 2014	42,696,163	$42,696	$7,451,899	33,000	(233,333)	$(7,848,525)	$(554,263)

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – ORGANIZATION

Icon Vapor, Inc. (“the Company) was originally incorporated under the laws of the state of Nevada. On April 3, 2006, the Company changed its name to Xero Mobile and then in April 2011 to MYEZSMOKES, INC. In February 2014, the name was changed to Icon Vapor, Inc. The Company specializes in the distribution of smoke free cigarettes.

On December 4, 2014, the Company purchased all of the outstanding stock of Green Tree Syndicate, Inc., a private company incorporated under the laws of the state of California. Green Tree Syndicate, Inc. became a wholly owned subsidiary of the Company on that date. The subsidiary is in the same business as the Company specializing in the sales of smoke free cigarettes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Green Tree Syndicate, Inc. (from December 4 2014, merger). All intercompany accounts have been eliminated upon consolidation.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

(D) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share at December 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

December 31, 2014

Convertible Debt (Exercise price - $0.0747)	1,203,121
Total	1,203,121

(E) Operating Leases

The Company leases approximately 5,300 square feet of space under a 5 1/4-year lease commencing on January 1, 2015 at a base rent of $3,710.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Allowance for DoubtfulAccounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company has historically experienced virtually no bad debts and thus has not established a reserve. At December 31, 2014, Accounts Receivable consisted of $487 and in 2013 $5,818.

(H)Inventory

The Company’s inventory consists of finished electronic cigarettes and flavors of vapor, valued under the FIFO method, stated and the lower of cost or market value.At December 31, 2014 the inventory value at lower of cost or market was $123,259 and in 2013 $26,688.

(I) Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company mainly sells to retailers. There are no price incentives and the product can only be returned if defective. As the Company does not believe defective merchandise is likely an allowance has not been recognized. Revenue is recognized on a gross basis with corresponding costs of goods as a reduction to revenue in cost of sales. Revenue is recognized when the product is shipped to the customer.

(J) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.
●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, loan payable - related party, and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2014 and 2013, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3 (see Note 8).

(K) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

(L) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(M) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

(N) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(O) Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

(P) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – PROPERTY AND EQUIPMENT

	December 31, 2014	December 31, 2013	Estimated Useful Life
Furniture and Fixtures and Equipment	30,942	-	5-7 years
Leasehold Improvements	6,249	6,249	2 years
Computer Equipment	5,764	1,408	3 years
Auto	27,918	27,918	3 years
	70,873	35,575
Less: Accumulated Depreciation	(35,517)	(10,873)
Property and Equipment, Net	$35,356	$24,702

Depreciation expense was $13,327 in 2014 and $10,573 in 2013.

NOTE 4 – NOTES PAYABLE

The Company has the following non-convertible notes:

	December 31, 2014	December 31, 2013
Notes Payable to an individual, originating in 2011, interest imputed at 6%, payable on demand	5,707	20,137
Note Payable to an individual, without interest Renegotiated in 2009 from convertible to non-convertible Payable on demand	59,000	59,000

NOTE 5 – CONVERTIBLE NOTES

The Company at December 31, 2014 has two convertible notes payable to an individual in the amount of $90,000.

Notes 1 and 2 occurred on July 24, 2013 for $20,000 and July 26, 2013 for $70,000. The notes bear interest at 3% and are convertible anytime after December 31, 2014 at a 50% discount off the market price. The Company has calculated a derivative expense using the black schools module of $579,583.based on a volatility rate of 141.08% and a cumulative rate of 71% with an inputed interest rate of 10%.

NOTE 6 – CUSTOMER DEPOSITS

At December 31, 2014, the Company received an advance payment of $48,366 for an order which was shipped in March of 2015.

NOTE 7 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a retained deficit of $7,848,525 at December 31, 2014 and had a net loss of $6,662,606 for the year ended December 31, 2014.

Management intends to raise additional funds now that it has merged thru a private placement or thru the public process. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate funds

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – DERIVATIVE LIABILITIES

The Company identified conversion features embedded within convertible debt issued. The Company has determined that the features associated with the embedded conversion option, should be accounted for at fair value, as a derivative liability.

As discussed in note 5 the Company has calculated a liability at December 31, 2014 of $579,583. The assumptions utilized were a volatility rate of 141.08%, risk free interest of 10% and a cumulative volatility of 71%. The stock prices on the grant dates were $0.5360 and $0.56 for the two notes in question. The stock price at December 31, 2014 was $0.1493 with the effective price at 50% of $0.1493 or $0.0747.

Total Derivative Liability at December 31, 2013	$170,871

Total Derivative Liability at December 31, 2014	$579,583

Derivative Expense	$408,712

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock

In January 2013, the Company issued 175,000 shares for cash of $105,000.

On August 28, 2013, the Company issued 600,000 shares for cash of $135,000.

On August 30, 2013, the Company issued 16,393 shares for marketing services rendered valued at market price on the date of issuance of $0.6199 resulting in an expense of $10,162.

On November 8, 2013, the Company issued 120,000 shares for marketing services rendered valued at market of $0.40 per share resulting in an expense of $48,000.

On December 26, 2013, the Company issued 62,500 shares valued at market of $0.40 resulting in a total cost of $25,000. The issuance of these shares was for marketing services to be completed in the first six months of 2014 and thus the Company has recognized a prepaid expense at March 31, 2014 of $12,500

On March 6 and March 19, 2014, the Company issued 21, 818 and 29,268 shares which equal 51,086 shares for marketing services valued at market which was $0.5150 and $0.4450 per share resulting in a stock for services expense of $24,260.

On July 24, 2014, the Company issued 1,000,000 shares for services for marketing to be earned over 12 months. The Company expensed 166,667 and deferred 233,333 for services not yet earned. This amount is shown in the equity section as unearned services.

On August 12, 2014, the Company issued 100,000 shares for cash of $15,000.

On August 14, 2014, the Company issued 200,000 shares for cash of $30,000.

On August 29, 2014, the Company issued 364,642 shares for a reduction in debt for monies advance during 2014 of $140,000 plus interest of $5,857 or a total of $145,857.

On September 15, 2014, the company issued 233,334 shares for cash of $35,000.

On September 24, 2014, the Company issued 200,000 shares for cash of $30,000.

On October 16, 2014, the Company issued 333,333 shares for cash of $50,000

On December 11, 2014, the Company issued 950,000 shares for cash of $95,000.

All shares issued were to non-related third party individuals.

NOTE 10 – MERGER

On December 4, 2014, the Company entered into a stock purchase agreement with individuals who hold all the outstanding stock of Green Tree Syndicate, Inc. The agreement provided that the Company issue 33,000,000 shares of its stock and Green Tree Syndicate, Inc. which became a wholly owned subsidiary. The Company also has a contingent liability for an additional $2,000,000 in cash, contingent on their ability to raise at least that amount of funds in a period of time.

The Company treated the merger as a purchase for accounting purposes and valued the merger as follows:

Shares (33,000,000 at fair market value of $0.17 on Nov. 3, 2014)	$5,610,000

Assets acquired in excess of liabilities assumed	$(56,486)

Balance assigned to Goodwill	$5,553,514

The Company then elected at December 31, 2014 to fully impair the acquisition and shows this as a loss on the profit and loss statement under other expenses.

For the period prior to the merger the subsidiary had revenue of approximately $1,000,000.

NOTE 11 – COMMITMENT AND CONTINGENCIES

The Company leases approximately 5,300 square feet of space under a 5and a 1/4-year lease executed on January 1, 2015.

Future minimum lease commitments are as follows:

Year	Amount
2015	$44,520
2016	44,520
2017	44,520
2018	44,520
2019	44,520
2020	11,130
Total	233,730

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

The Company is also liable, should it raise funds, for $2,000,000 to be paid as part of the merger agreement.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company in 2014 paid its chief executive officer $120,000 in fees and its president of the subsidiary $10,000 for the period of time effective after the merger.

NOTE 13 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$377,925	$42,940
Payroll Accrual	-	-
Less valuation allowance	(377,925)	$(42,940)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2014 and December 31, 2013 due to the following:

	2014	2013

Book Income	$(6,662,606)	$(603,334)
Meals and Entertainment	5,000	3,000
Other nondeductible expenses	5,752,241	340,032
Accrued Payroll	-	-
Valuation allowance	905,365	260,302
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $1,165,667 that may be offset against future taxable income from the year 2015 to 2035. No tax benefit has been reported in the financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those listed below:

1.	At dates subsequent to the balance sheet the Company issued the 33,000,000 shares for the merger referred to above.

2.	At dates subsequent to the balance sheet the Company issued 3,300,000 shares for funding between .10 and .20 per share

END NOTE TO FINANCIALS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the years ended December 31, 2014 and December 31, 2013.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2014.

Name	Age	Position with the Company	Officer/Director Since
Daniel W. Balsiger	50	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Chief Financial Officer	October 6, 2011
		Chief Operating Officer	October 6, 2011
		Director (Chairman)	October 6, 2011
Michael J. Klepper	50	Director	February 29, 2012
		Secretary	October 28, 2014
Mark Bednarz	51	Director	December 23, 2014
Bashar Ballo	39	Director	December 23, 2014
SaterTommka	35	Director	December 23, 2014

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience:

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Daniel W. Balsiger

Mr. Balsiger was appointed our President, Chief Executive, Financial and Operating Officer and a director on October 6th, 2011. Prior to his current position, and since 2000, Mr. Balsiger served as Chief Executive Officer of Fashion Handbags, Inc., a private company located in San Diego, CA .Mr. Balsiger graduated from San Diego State University in 1987 and holds aBachelor’s of Science degree in Marketing.

Michael J. Klepper

Mr. Klepper was appointed a director on February 29, 2012. Between April 2009 and present Mr. Klepper serves as the Finance Director for Classic Chevrolet in Grapevine, Texas. Between October 2004 and April 2009 Mr. Klepper served as the General Sales Manager and Financial Director for Bankston Dodge in Grand Prairie, TX. Mr. Klepper holds a bachelor’s degree in marketing from San Diego State University.

Mark Bednarz

Mr. Bednarz has over 20 years of executive leadership and entrepreneurship in the food and consumer products manufacturing industries. He is the co-founder of a San Diego based clothing retail apparel company and has held executive positions with family owned food manufacturers: Delimex, Don Miguel and Circle Foods. In his executive roles, Mr. Bednarz was instrumental in driving out costs and positioning the sales of his companies to private equity firms and Fortune 500 companies, specifically Heinz, Hormel and Tyson, between the years of 2001 - 2013. Mr. Bednarz holds a Bachelor of Science degree in Purchasing/Materials Management from Arizona State University.

Bashar Ballo

Bashar Ballo is the Chairman of the board in the San Diego District for the Neighborhood Market Association (NMA), a group which includes over 2,400 retail stores.  Mr. Ballo has been a successful businessman since his teenage years and can boast to profitably managing his 12 businesses and approximately 150 employees. His expertise and knack for business has proven to be a great asset for his family and community, as Mr. Ballo is particularly proud of working in diverse industries.  His talent and aptitude are exhibited every time he enthusiastically works out the best deals for retailers and suppliers.

Mr. Ballo has a strong passion for the NMA, making it one of his key priorities to fight even the smallest battles to ensure the overall execution and success of all programs being set forth. He constantly makes it a priority to take care of people, making it a personal goal of his to have smaller business running stronger.  Mr. Ballo has a passion for business but an even larger passion for his community and helping others.

SaterTommka

Sater Tommka is Chief Executive Officer and Co-Founder of Euphoria Vapor Outlet, a multi-retail chain of Electronic cigarette and E-Vape products. Mr. Tomka is also Chairman of the Board for Smoke Euphoria Inc., an international wholesaler of Vape related products. Mr. Tommka also sits on numerous other Boards and holds an equity stake or primary ownership interest in several other companies including Hannum Corp, an exclusive contractor of Federal Express Corp. (President / CEO ), L&Z Wireless (50% shareholder ).

Prior to embarking on an entrepreneurial career Mr. Tommka spent many years in the United states Military where he was assigned as a special agent as a translator and Culture Advisor to the Department of Defense.

Identification of Significant Employees

We have no significant employees other than Daniel Balsiger, our President, Chief Executive and Chief Financial Officer and Director, Michael J. Klepper , our Secretary and Director, Mark Bednarz our Director, Bashar Ballo, our President of Sales and Director. We also have three (3) in house employees handling our office management, warehouse management and design work.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings:

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have fivedirectors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not yet complied with all Section 16(a) filing requirements but are in the process of becoming compliant as of the date of this filing.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers of the Company and our subsidiaries for the fiscal years ended December 31, 2014 and 2013:

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Daniel Balsiger (2)	2014		$120,000	nil	nil	$0	nil	nil	$	nil		$120,000
President, CEO, CFO, COO, and Director	2013		$120,000	$18,000	nil	$0	nil	nil	$	nil		$138,000

Michael J. Klepper(3)	2014	$		nil	nil	$0	nil	nil	$	nil	$
Secretary and Director	2013	$		nil	nil	$0	nil	nil	$	nil	$

(1)	The Bonus accrued has not been paid and has been deemed “Deferred”.
(2)	Daniel Balsiger was appointed to the positions of President, CEO, CFO, COO and director on October 6, 2011. On July 1, 2014, the Company entered into an employment agreement with Daniel Balsiger to serve as the President and Chief Executive Officer of the Company. The agreement has an effective date of September 17, 2012 and a term of three years. The agreement automatically renews in one year increments unless terminated by the Company or by Mr. Balsiger. Mr. Balsiger receives a base salary of $200,000 per year and is eligible to receive an annual bonus of up to 25% of his base salary based upon achievement of annual performance goals established by the Board. Mr. Balsiger also received a signing bonus of $30,000 and is eligible to participate in any Executive Equity Plan that is effectuated by the Company’s Board, in its discretion.
(3)	Michael J. Klepper was appointed a member of the board of directors on February 29, 2012 and as Secretary of the Company on October 28, 2014.There is no employment agreement between the Company and Mr. Klepper.

Narrative Disclosure to Summary Compensation Table

Other than those mentioned directly above, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Except as described in the Summary Compensation table above, no officer of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2014.

Long-Term Incentive Plans

We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of our employees, other than our 401(k) retirement plan which is available for all of our employees, including our named executive officers.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plan.

Director Compensation

Our directors receive no extra compensation for their service on our board of directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30,2015, by Icon Vapor, Inc. directors, officers and 5% owners: (i) each of our and our subsidiaries’ directors; (ii) each of our and our subsidiaries’ named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 13, 2015, there were 76,996,193 common shares issued and outstanding, 0 shares issuable upon the exercise of options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature Of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Daniel W.Balsiger(3) 8525 Arjons Drive, Suite A San Diego, CA 92126	Common	12,700,000	16.49
Michael J. Klepper(4) 8525 Arjons Drive, Suite A San Diego, CA 92126	Common	0	0
Mark Bednarz(5) 8525 Arjons Drive, Suite A San Diego, CA 92126	Common	0	0
Bashar Ballo(6) 8525 Arjons Drive, Suite A San Diego, CA 92126	Common	7,500,000	9.74
SaterTommka(7) 8525 Arjons Drive, Suite A San Diego, CA 92126	Common	15,000,000	19.48
All Officers and Directors as a Group (5 Persons)	Common	35,200,000	45.71%
RawiBallo(8)
5719 Mara Villa Ave. Santee, CA 92071	Common	7,500,000	9.74

(1)	We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 13, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
(2)	As of March 30, 2015, there were 76,996,163 common shares issued and outstanding
(3)	Daniel W. Balsiger is President, CEO, CFO, COO of the Company and member of the board of directors. His beneficial ownership includes 12,700,000 common shares, as well as 0 options to purchase common shares that will vest within the next 60 days.
(4)	Michael J. Klepper is the Secretary of the Company and a member of the board of directors. His beneficial ownership includes 0 common shares, as well as 0 options to purchase common shares that will vest within the next 60 days.
(5)	Mark Bednarz is the Treasurer of the Company and a member of the board of directors. His beneficial ownership includes 0 common shares, as well as 0 options to purchase common shares that will vest within the next 60 days.
(6)	Bashar Ballo is a member of the board of directors. His beneficial ownership includes 7,500,000 common shares, as well as 0 options to purchase common shares that will vest within the next 60 days.
(7)	SaterTommka is a member of the board of directors. His beneficial ownership includes 15,000,000 common shares, as well as 0 options to purchase common shares that will vest within the next 60 days.
(8)	RawiBallo’sbeneficial ownership includes 7,500,000 common shares, as well as 0 options to purchase common shares that will vest within the next 60 days

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company, other than as previously disclosed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Daniel Balsiger and Michael Klepper are not independent directors because each is also an executive officer of the Company. According to the NASDAQ definition, Bashar Bello, Mark Bednarz, andSaterTommka are independent directors.

Related Party Transactions

In 2014, the Companypaid its chief executive officer $120,000 in fees and its president of the subsidiary $10,000 for the period of time effective after the merger.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;
●	Disclosing in any and all filings with the SEC, where required;
●	Obtaining disinterested directors consent; and
●	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted a written policy and procedure for related party transactions. Our Board is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our Common Stock, immediate family members of the foregoing persons and any other persons whom the Board determines may be considered related parties of the Company, has or will have a direct or indirect material interest. The Board or its chairman, as the case may be, will only approve those related party transactions that are determined to be in, or are not inconsistent with, the best interests of the Company and its shareholders, after taking into account all available facts and circumstances as the audit committee or the chairman determines in good faith to be necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2014		Year Ended December 31, 2013
Audit fees		$25,500		$14,000
Audit-Related fees	$		$
Tax fees	$		$
All other fees	$		$
Total		$25,500		$14,000

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $0and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0and 0 respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $0, respectively.

PART IV

Item 15. Exhibits

3.1.1	Articles of Incorporation of Desitv.com	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.1.2	Articles of Amendment Desitiv, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.1.3	Articles of Amendment Xero Mobile, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.1.4	Articles of Amendment Myezsmokes, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.2	Amended and Restated Bylaws dated January 7, 2011	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
10.1	Option Agreement	Filed as an exhibit to our registration statement on Form 1-A of the Company, filed with the SEC on November 14, 2013.
10.2	Amendment to Option Agreement	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on December 10, 2014
10.3	Letter of Employment of Daniel Balsiger dated July 1, 2014	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
10.4	Sales Compensation Plan	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
101.INS*	XBRL Instance Document	Filed Herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON VAPOR, INC.

Dated: April 14, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 14, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer, Director

Dated: April 14, 2015	/s/ Michael J. Klepper
Name: Michael J. Klepper
Title: Secretary and Director

Dated: April 14, 2015	/s/ Mark Bednarz
Name: Mark Bednarz
Title: Director

Dated: April 14, 2015	/s/ Bashar Ballo
Name: Bashar Ballo
Title: Director

Dated: April 14, 2015	/s/ SaterTommka
Name: SaterTommka
Title: Director

