Form 10-Q
period 2015-03-31
ICON VAPOR, INC.
filed 2015-05-21
CIK 1563915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from :

ICON VAPOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55284	46-1471251
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

8525 Arjons Drive, Suite A

San Diego, CA 92126

(Address of principal executive offices)

(858) 564-9513

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes    ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of May 18, 2015, there were 78,996,163shares of the registrant’s $0.001 par value common stock issued and outstanding.

ICON VAPOR, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Icon Vapor, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "ICNV" or “Icon” refers to Icon Vapor, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ICON VAPOR, INC.

 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets:		(Restated)
Current Assets
Cash and Cash Equivalents	$200,101	$160,353
Accounts Receivable	32,636	487
Inventory	176,971	123,259
Prepaid Expenses	142,848	3,710
Total Current Assets	552,556	287,809

Fixed Assets-net	39,272	35,356
Other assets, Security Deposit	5,414	5,414

Total Assets	$597,242	$328,579
Liabilities and Stockholders' Deficit:
Current Liabilities:
Derivative Liability	$923,159	$711,721
Accounts Payable and Accrued Expenses	29,741	19,700
Convertible Notes Payable	277,000	174,000
Customer Deposits	48,366	48,366
Note Payable	312,207	64,707
Total Liabilities	1,590,473	1,018,494
Stockholders’ Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares Issued 0 shares at December 31, 2014 and 2013	-	-
Common Stock, Par value $0.001 Authorized 500,000,000 shares Issued 78,996,163 and 42,696,163 shares respectively	78,996	42,696
Additional Paid in Capital	7,896,729	7,451,899
Common Stock to be Issued	-	33,000
Unearned Services	(268,412)	(233,333)
Retained Deficit	(8,700,544)	(7,984,177)
Total Stockholders' Equity	(993,231)	(689,915)
Total Liabilities and Stockholders' Equity	$597,242	$328,579

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2015	2014
Revenues	$51,177	$4,912
Costs of Goods	20,048	2,846

Gross Margin	31,129	2,066

Expenses:
Derivative liability	211,438	-
Professional Fees	42,500	21,502
General and Administrative	350,299	102,289
Operating Expenses	604,237	160,551

Loss from operations	(573,108)	(158,485)

Interest	(20,000)	(10,534)
Loss on Inventory	(123,259)	-

Total Other Expense	(143,259)	(10,534)

Net Loss	$(716,367)	(169,019)

Loss per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	73,719,952	39,277,137

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

 STATEMENTS OF CASH FLOWS

	For the three Months Ended
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(716,367)	$(169,019)
Shares Issued	138,051	36,760
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	4,605	3,160
Changes in Operating Assets and Liabilities: Accounts Payable	10,041	4,751
Decrease (Increase) in Accounts Receivable	(32,149)
(Increase) Decrease in Prepaids and Deposits	(139,138)
Increase (Decrease) in Derivative Liability	211,438
(Increase) Decrease in Inventory	(53,712)	3,166
(Decrease) Increase in Interest	-	10,534
Net Cash Used in Operating Activities	(577,231)	(109,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8,521)	-
Net cash provided by Investing Activities	(8,521)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	275,000	-
Proceeds from Loans	353,000	110,000
Reduction of Debt	(2,500)	(5,000)
Net Cash Provided by Financing Activities	625,500	105,000

Net (Decrease) Increase in Cash	39,748	(4,310)
Cash at Beginning of Period	160,353	74,843
Cash at End of Period	200,101	$70,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

JANUARY 1, 2014 TO MARCH 31, 2015

			Additional	Common Stock
	Common	Common	Paid in	To be	Unearned	Retained
	Shares	Stock	Capital	issued	Services	Deficit	Total

Balance January 1, 2014	39,263,768	$39,264	962,627			$(1,185,919)	$(184,028)
Shares issued for services	1,051,086	1,051	423,209		(233,333)	-	190,927
Shares issued for cash	2,016,667	2,017	252,983			-	255,000
Shares issued for debt reduction	364,642	364	145,493			-	145,857
Effects of merger and shares to be issued			5,667,587	33,000			5,700,587
Net loss for the year	-	-	-			(6,798,258)	(6,798,258)
Balance December 31, 2014	42,696,163	$42,696	7,451,899	33,000	(233,333)	(7,984,177)	(689,915)
Shares issued	33,000,000	33,000		(33,000)			-
Shares issued for services	750,000	750	124,800			-	125,550
Shares issued for cash	250,000	250	24,750			-	25,000
Shares issued for services	300,000	300	47,280			-	47,580
Shares issued for cash	2,000,000	2,000	248,000				250,000

Services earned					100,000		100,000
Services deferred					(135,079)		(135,079)
Net loss for the period	-	-	-			(716,367)	(716,367)
Balance March 31, 2015	78,996,163	$78,996	$7,896,729	-	(268,412)	$(8,700,544)	$(993,231)

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – ORGANIZATION

Icon Vapor, Inc. (“the Company) was originally incorporated under the laws of the state of Nevada. On April 3, 2006 the Company changed its name to Xero Mobile and then in April 2011 to MYEZSMOKES, INC. In February 2014 the name was changed to Icon Vapor, Inc. The Company specializes in the distribution of a smoke free cigarette.

On November 3, 2014, The Company purchased all of the outstanding stock of Green Tree Syndicate, Inc. a private company incorporated under the laws of the state of California. Green Tree Syndicate, Inc. became a wholly owned subsidiary of the Company on that date. The subsidiary is in the same business as the Company specializing in the sales of smoke free cigarettes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The accompanying 2015 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Green Tree Syndicate, Inc. (from November 3, 2014, merger). All intercompany accounts have been eliminated upon consolidation.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The computation of basic and diluted loss per share at March 31, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

March 31, 2015

Convertible Debt (Exercise price - $0.674-0.0782)	77,124,742
Total	77,124,742

(E) Operating Leases

The Company leases approximately 5,300 square feet of space under a 5 1/4-year lease commencing on January 1, 2015 at a base rent of $3,710.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company has historically experienced limited bad debts and thus has not established a reserve. At March 31, 2015 Accounts Receivable consisted of $32,636 and at December 2014 $487.

(H)Inventory

The Company’s inventory consists of finished electronic cigarettes and flavors of vapor, valued under the FIFO method, stated and the lower of cost or market value. At March 31, 2015 the inventory value at lower of cost or market was $176,971 and at December 31, 2014 $123,259. In 2015 the Company decided to slightly change the type of vapor cigarette it sells to a more modern look and wrote off the inventory of $123,259 as it was no longer going to sell this product.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2015	December 31, 2014	Estimated Useful Life
Furniture and Fixtures and Equipment	30,943	30,902	5-7 years
Leasehold Improvements	14,729	6,249	5.25 years
Computer Equipment	5,764	5,764	3 years
Auto	27,958	27,958	3 years
	79,394	70,873
Less: Accumulated Depreciation	(40,122)	(35,517)
Property and Equipment, Net	$39,272	$35,356

Depreciation expense was $4,605 in 2015 and $3,160 in 2014.

NOTE 4 – NOTES PAYABLE

The Company has the following non-convertible notes:

	March 31, 2015	December 31, 2014
Notes Payable to an individual, originating in 2011, interest imputed at 6%, payable on demand	3,207	5,707
Note Payable to an individual, without interest Renegotiated in 2009 from convertible to non-convertible Payable on demand	59,000	59,000
Note Payable to an individual for $250,000 due July 19, 2015 Interest only payments of $10,000 per month, guaranteed by receivables And the personal guarantee of the President	250,000	-

Total	$312,207	$64,707

NOTE 5 – CONVERTIBLE NOTES

The Company at March 31, 2015 has five convertible notes payable in the amount of $277,000.

Notes 1 and 2 occurred on July 24, 2013 for $20,000 and July 26, 2013 for $70,000. The notes bear interest at 3% and are convertible anytime after December 31, 2014 at a 50% discount off the market price. The Company has calculated a derivative expense using the Black Scholes module of $646,882 based on a volatility rate of 141.08% and a cumulative rate of 71% with an imputed interest rate of 10%.

Note 3 occurred on December 15, 2014 for $84,000, interest at 8% with a discount of 42% due September 15, 2015. The Company has calculated a derivative expense of $143,238.

Note 4 occurred on January 30, 2015 for $43,000, interest at 8% due in six months, convertible at a discount of 42%. The Company recorded a derivative expense of $55,959.

Note 5 occurred on March 3, 2015 for $60,000, interest at 10% due in eight months convertible at the lesser of.25 or market price. The Company has recorded a derivative of $71,080.

The Company calculated the derivative expense using the black schools module under the same parameters as was calculated in methods 1 and 2.

NOTE 6 – CUSTOMER DEPOSITS

At March 31, 2015 the Company recorded a customer deposit $48,366 for an order which was shipped in April and May of 2015.

NOTE 7 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a significant retained deficit at March 31, 2015 and had a net loss of $716,367 for the three months ended March 31, 2015.

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

As discussed in note 5 the Company has calculated a liability at March 31, 2015 of $923,159. The assumptions utilized were a volatility rate of 141.08%, risk free interest of 10% and a cumulative volatility of 71%. The stock prices on the grant dates were .5360 and .56 for the two notes in question. The stock price at December 31, 2014 was .1493 with the effective price at 50% of .1493 or $.0747. The stock price at March 31, 2015 was .134 with an effective price at $.0782 or $.067

Total Derivative Liability @ 03/31/2015	923,159
Total Derivative Liability @ 12/31/2014	711,721
Derivative Expense	$211,438

NOTE 9 – STOCKHOLDERS’ EQUITY

(A) Preferred Stock

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock with a par value of $.001 with rights and preferences to be determined by the Board of Directors.

(B) Common Stock

In January 2013 the Company issued 175,000 shares for cash of $105,000.

On August 28, 2013 the Company issued 600,000 shares for cash of $135,000.

On August 30 2013 the Company issued 16,393 shares for marketing services rendered valued at market price on the date of issuance of .6199 resulting in an expense of $10,162.

On November 8, 2013 the Company issued 120,000 shares for marketing services rendered valued at market of .40 per share resulting in an expense of $48,000.

On December 26, 2013 the Company issued 62,500 shares valued at market of .40 resulting in a total cost of $25,000. The issuance of these shares was for marketing services to be completed in the first six months of 2014 and thus the Company has recognized a prepaid expense at March 31, 2014 of $12,500

On March 6 and 19th 2014 the Company issued 21, 818 and 29,268 shares which equal 51,086 shares for marketing services valued at market which was .5150 and .4450 per share resulting in a stock for services expense of $24,260.

On July 24, 2014 the Company issued 1,000,000 shares for services for marketing to be earned over 12 months. The Company expensed 166,667 and deferred 233,333 for services not yet earned. This amount is shown in the equity section as unearned services.

On August 12, 2014 the Company issued 100,000 shares for cash of $15,000.

On August 14, 2014 the Company issued 200,000 shares for cash of $30,000.

On August 29, 2014 the Company issued 364,642 shares for a reduction in debt for monies advance during 2014 of $140,000 plus interest of $5,857 or a total of $145,857.

On September 15, 2014 the company issued 233,334 shares for cash of $35,000.

On September 24, 2014 the Company issued 200,000 shares for cash of $30,000.

On October 16, 2014 the Company issued 333,333 shares for cash of $50,000

On December 11, 2014 the Company issued 950,000 shares for cash of $95,000.

On January 8, 2015 the Company issued 33,000,000 shares for the merger completed in the prior year.

On February 13, 2015 the Company issued 750,000 shares valued at market on that day of $0.1674 for services from January 15, 2015 to January 15, 2016 for a total cost of $125,550 prorated over the term of the agreement.

On March 19, 2015 the Company issued 250,000 shares for cash of $25,000.

On March 19, 2015 the Company issued 300,000 shares for services to be earned thru June of 2015 valued at market of 0.1586 for a total cost of $47,580 which is prorated over the term of the agreement.

On March 27, 2015 the Company issued 2,000,000 shares for cash of $250,000.

All shares issued were to non-related third party individuals.

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company leases approximately 5300 square feet of space under a 5and a 1/4-year lease executed on January 1, 2015.

Future minimum lease commitments are as follows:

Year	Amount
2015	$33,390
2016	44,520
2017	44,520
2018	44,520
2019	44,520
2020	11,130
Total	222,600

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company in 2015 paid its chief executive officer $30,000 in fees.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that one material subsequent event existed.

1.	In April 2015 the Company received $50,000 in the form of a convertible note.

NOTE 13 – RESTATED FINANCIAL STATEMENTS

The Company restated its December 31, 2014 financial statements to effect for a deposit and costs related to a convertible debenture received in the last week of December and not recorded both for cash and derivative expense. The effects on this financial statement is as follows:

ICON VAPOR, INC.
BALANCE SHEETS

	December 31, 2014
	Originally
ASSETS	Reported	Restated	Difference
Current Assets:
Cash	79,867	160,353	80,486
Other	$127,456	$127,456	-

Total current assets	207,323	287,809	80,486
Other	40,770	40,770	-

Total Assets	$248,093	$328,579	80,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Derivative Liability	$579,583	$711,721	132,138
Accounts Payable	19,700	19,700	-
Convertible Notes Payable	90,000	174,000	84,000
Customer Deposits	48,366	48,366	-
Notes Payable	64,707	64,707	-
Accrued interest payable	-	-	-
	802,356	1,018,494	216,138

Total current liabilities	802,356	1,018,494	216,138

STOCKHOLDERS' DEFICIT

Preferred stock: $0.001 par value; 10,000,000 shares authorized;
none issued or outstanding at December 31, 2014	-	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized;
42,696,163 shares issued and outstanding	42,696	42,696	-
Additional Paid in Capital	7,451,899	7,451,899	-
Common Stock issuable and unearned	(200,333)	(200,333)	-
Accumulated deficit	(7,848,525)	(7,984,177)	(135,652)
Total stockholders' deficit	(554,263)	(689,915)	(135,652)

Total liabilities and stockholders' deficit	$248,093	$328,579	80,486

The accompanying notes are an integral part of these financial statements.

End of Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Icon Vapor, Inc. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 14, 2015.

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

Results of Operations

Total revenue for the three months ended March 31, 2015was $51,177, as compared to $4,912for the three months ended March 31, 2014. Operating expenses in the quarter ended March 31, 2015amounted to $604,237as compared to $160,551 for the quarter ended March 31, 2014. The increase in revenue can be attributed primarily to the asset acquisition of our wholly owned subsidiary, Green Tree Syndicate, Inc, on December 4, 2014 and its recognition of revenue from the merger date to March 31, 2015.

The net loss for the quarter ended March 31, 2015 was $716,367 as compared to $169,019 for the quarter ended March 31, 2014. This is due to an increase in derivative expense of $211,438 compared to zero, stock for services of $138,501 compared to$36,760 higher consulting expenses and we expand the business of $64, 872 compared to $30,600 and a write down of obsolete inventory of $123, 259. The net loss for the twelve months ended December 31, 2014 was $6,798,258 as compared to $603,334 for the twelve month period ending December 31, 2013. This increase in loss was mainly derived from us impairing our acquisition of our subsidiary of $5,553,314.

Operating Expenses

Total operating expenses, including expenses for derivative liability, services, professional fees and general and administrative services, for the three month period ended March 31, 2015 were $604,237, which was comprised of $211,438 for derivative liability, $42,500in professional fees and $350,299 in other general and administrative costs, as compared to $160,551 for the three month period ended March 31, 2014, which was comprised of $NIL for derivative liability, $21,502 in professional fees and $102,289 in other general and administrative costs. The overall increase in operating expenses can be attributed to expenses incurred from the derivative of $237,843, professional expenses of $68,043 as we became a reporting company and $189,283 in general and administrative costs that increased as a result of the implementation of our marketing and business plans.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities and total liabilities as of March 31, 2015 and December 31, 2014 (restated) were as follows:

	March 31, 2015	December 31, 2014 (Restated)	$ Change	% Change
Cash	200,101	160,353	39,748	24.79%
Total current assets	552,556	287,809	264,747	91.99%
Total assets	597,242	328,579	268,663	81.77%
Accounts payable and accrued expenses	29,741	19,700	10,041	50.97%
Notes payable	589,207	238,707	350,500	146.83%
Total liabilities	1,590,473	1,018,494	571,979	56.16%

Cash Requirements/Going Concern

As of March 31, 2015, our primary source of liquidity was our cash and cash equivalents on hand of $200,101. However, we believe our current cash balances, together with the net product revenues are not sufficient to meet our anticipated cash requirements to fund our further commercialization of our Icon Vapor product line and to develop and implement a network marketing sales plan which are critical to driving sales to bring our business operations to profitability for the next twelve months. Given our existing sources of liquidity and expected cash burn, we believe that we will need approximately $3,500,000 in financing in order to continue as a going concern for the next twelve months from December 31, 2014, of which we expect to use approximately $2,000,000 to fund our acquisition of Green Tree Syndicate, Inc., an electronic cigarette sales and distribution company, $700,000 to purchase inventory, $300,000 for marketing and trade shows, $200,000 for consultant compensation and $300,000 for administrative and operational expense. We plan to obtain this financing through private placement offerings of the Company’s securities.

Our forecast of the period of time through which our financial resources and capital requirements will be adequate to support our operations, further expand the commercialization of Icon Vapor are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors. A copy of applicable “Risk Factors” can be found in our registration statement on Form 10, originally filed with the Commission on September 16, 2014 and most recently amended on April 23, 2015. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flow from Operating Activities

During the three months ended March 31, 2015, the Company’s operating activities used $577,231in cash as compared to$109,310 used by operating activities for the three months ended March 31, 2014. The increase in cash used for operating activities is primarily due to the increased loss.

Cash Flow from Investing Activities

During the three-month period ended March 31, 2015 and 2014, the Company used $8,521and $NIL, respectively, in cash for investing activities. The increase in cash used for investing activities is primarily due to purchase of leasehold improvements.

Cash Flow from Financing Activities

During the three months ended March 31, 2015, the Company received $625,500 in cash from financing activities. This consisted of $275,000 in proceeds from the issuance of common stock, $353,000 in proceeds from loans, offset by $2,500 in reduction of debt. This compares with $105,000 provided during the three months ended March 31, 2014 which consisted of $110,000 in net financing from loans less $5,000 from the reduction of debt.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

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

Critical Accounting Policies

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

On January 8, 2015, the Company issued 7,500,000 restricted common stock shares to Bashar Ballo pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2015, the Company issued 7,500,000 restricted common stock shares to Rawi Ballo pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2015, the Company issued 15,000,000 restricted common stock shares to Sater Tommka pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2015, the Company issued 3,000,000 restricted common stock shares to Everest Capitol LLC pursuant to the Asset Acquisition Agreement with Green Tree Syndicate, Inc. The Asset Acquisition closed on December 4, 2014. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On February 13, 2015, the Company issued 750,000 restricted common stock shares to Motivated Minds LLC as compensation for consulting services rendered to the Company; cost basis $0.20 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

On March 27, 2015, the Company issued 2,000,000 restricted shares of common stock to one investor pursuant to a subscription and purchases agreement, cost basis $0.13. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

2.	Subsequent Issuances:

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1.1	Articles of Incorporation of Desitv.com	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.1.2	Articles of Amendment Desitiv, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.1.3	Articles of Amendment Xero Mobile, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.1.4	Articles of Amendment Myezsmokes, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
3.2	Amended and Restated Bylaws dated January 7, 2011	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
10.1	Option Agreement	Filed as an exhibit to our registration statement on Form 1-A of the Company, filed with the SEC on November 14, 2013.
10.2	Amendment to Option Agreement	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on December 10, 2014
10.3	Letter of Employment of Daniel Balsiger dated July 1, 2014	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
10.4	Sales Compensation Plan	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
101.INS*	XBRL Instance Document	Filed Herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON VAPOR, INC.

Dated: May 20, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 20, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer, Director

Dated: May 20, 2015	/s/ Michael J. Klepper
Name: Michael J. Klepper
Title: Secretary and Director

Dated: May 20, 2015	/s/ Mark Bednarz
Name: Mark Bednarz
Title: Director

Dated: May 20, 2015	/s/ Bashar Ballo
Name: Bashar Ballo
Title: Director

Dated: May 20, 2015	/s/ SaterTommka
Name: SaterTommka
Title: Director

