Form 10-Q/A
period 2015-03-31
ICON VAPOR, INC.
filed 2015-05-21
CIK 1563915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On May 20, 2015, Icon Vapor, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Original Form 10-Q”). The Original Form 10-Q was inadvertently filed by the EDGAR agent without the accompanying XBRL Interactive Data. The purpose of this first amendment to the Original 10-Q is to submit the XBRL as required.

This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, other than as noted above.

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

