Form 10-Q
period 2015-06-30
ICON VAPOR, INC.
filed 2015-10-26
CIK 1563915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from:

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

As of October 19, 2015, there were 74,036,163 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ICON VAPOR, INC.

2

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

3

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ICON VAPOR, INC.
Balance Sheets

	June 30,	December 31,
	2015 (Unaudited)	2014 (Restated)
Assets
Current Assets
Cash and Cash Equivalents	$252,135	$159,138
Inventory, lower of cost or market, principally first in, first out	252,103	-
Prepaid Expenses	-	3,710
Total Current Assets	504,238	162,848

Fixed Assets-net	16,314	12,062
Other assets, Security Deposit	5,414	5,414
Total Assets	$525,966	$180,324

Liabilities and Stockholders' Deficit:
Current Liabilities
Accrued Expenses & Payroll Obligations	$256,014	$140,059
Derivative Liability	410,779	-
Notes Payable	252,568	8,066
Convertible Debt	568,945	80,000
Related Party Debt	145,434	146,641
Total Current Liabilities	1,633,740	374,766

Total Liabilities	1,633,740	374,766
Stockholders’ Deficit:
Preferred Stock, par $0.001, authorized 10,000,000 none issued	-	-
Common Stock, par value $0.001 authorized 500,000,000 shares Issued 46,046,163 and 42,696,163	46,046	42,696
Additional Paid in Capital	2,289,602	1,795,708
Unearned Services	(123,237)	(233,333)
Retained Deficit	(3,320,185)	(1,799,513)
Total Stockholders’ Deficit	(1,107,774)	$(194,442)

Total liabilities and Stockholders' Deficit	$525,966	$180,324

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$79,842	$2,485	$131,019	$7,397
Costs of Goods Sold	83,146	1,208	121,257	4,054

Gross Margin	(3,304)	1,277	9,762	3,343

Expenses:

Sales & Marketing	8,494	8,638	21,892	30,140
Bad Debt Expense	(8,651)		24,933
General and Administrative	328,023	126,033	580,162	265,082
Operating Expenses	327,866	134,671	626,987	295,222

Operating Income (Loss)	(331,170)	(133,394)	(617,225)	(291,879)

Other Income (Expense)
Interest	(56,655)	(16,712)	(97,102)	(27,246)
Derivative Expense	(410,779)		(410,779)
Green Tree Expenses	(277,921)	-	(395,566)	-
Total Other Income (Expense)	(745,355)		(903,447)
Net Loss	$(1,076,525)	$(150,106)	$(1,520,672)	$(319,125)

Loss per Share, Basic & Diluted	$(0.02)	$(0.00)	(0.03)	(0.01)

Weighted Average Shares Outstanding	46,021,163	39,314,854	44,810, 449	39,296,100

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,520,672)	$(319,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest related to Convertible Debt	29,114	-
Bad Debts	23,986	-
Amortization of Debt Discount	26,061	-
Amortized Unearned Services	110,096	-
Depreciation and Amortization	5,186	5,437
Common Stock Issued for Services	193,130	24,260
Increase in Derivative Expense	410,779	89,554
Changes in Operating Assets and Liabilities
Accounts Receivable	(23,986)	1,508
Prepaid	3,710	25,000
Accrued Liabilities	115,955	706
Inventory	(252,103)	(8,883)
Net Cash Used in Operating Activities	(878,744)	(181,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(9,438)	-
Net cash provided by Investing Activities	(9,438)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	275,000	-
Proceeds from Loans	711,886	140,000
Payment of Debt	(4,500)	(5,000)
Changes in Related Party Debt	(1,207)	-
Net Cash Provided by Financing Activities	981,179	135,000

Net (Decrease) Increase in Cash	92,997	(46,543)
Cash at Beginning of Period	$159,138	74,843
Cash at End of Period	252,135	$28,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

On September 5, 2015, the majority of the members of the Board of Directors of Icon Vapor, Inc., a Nevada corporation (the “Company”), voted to terminate and unwind the Asset Acquisition Agreement (the “Acquisition Agreement”), by and between the Company, Green Tree Syndicate, Inc., a California corporation (“Green Tree”) and the controlling shareholders of Green Tree (the “Green Tree Shareholders”), which was originally reported on Form 8-K filed with the Commission on November 13, 2014. Pursuant to the Acquisition Agreement, the Company acquired 100% of the assets of Green Tree and, in exchange, issued 33,000,000 restricted shares of its common stock to the Green Tree Shareholders (the “Icon Vapor Shares”), plus agreed to  pay Green Tree $2,000,000 in cash. Additionally, and pursuant to the Acquisition Agreement, the Company appointed two Green Tree Shareholders as members of the Board of Directors of the Company.

As a result of the Termination of the Acquisition Agreement:

(a) The 33,000,000 restricted shares of common stock of the Company issued to the Green Tree Shareholders were cancelled and returned to treasury.

(b) The Company disbursed a cash payment of $233,022.54 of the agreed $2,000,000 cash price. The Company has made a demand for the return of the cash disbursed to Green Tree.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on its 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2014, as reported in the Form 10-K, have been omitted.

NOTE 3 – NOTES PAYABLE

The Company has four notes payable totaling $252,568 the largest of which is for $249,000 due to an individual and maturing on July 19, 2015. The note is personally guaranteed by the Chief Executive officer as well as by the receivables of the Company. Payment terms are interest only payments of $10,000 a month. The note has been extended for six months with a new maturity date of January 19, 2016.

NOTE 4 – CONVERTIBLE NOTES

The Company at June 30, 2015 has ten convertible notes payable in the amount of $568,954 which is shown net of deferred costs of $53,305.

At June 30, 2015 the derivative liability is $410,779.

The Company has ten (10) convertible loans outstanding all of which have default covenants contained within their respective agreements. As a result of the later filing of this 10-Q for the period ending June 30, 2015, the Company is in default of the filing covenant on each of these loans, which can result in the notes becoming due and payable if not cured by the Company within a prescribed period of time. Currently, the loan from KBM in the face mount of $84,000 became due and payable as of September 17, 2015 and the Company is planning on paying this note with the proceeds of a new financing. Additionally, the makers of the Typenex loan have issued a demand letter to the Company to cure the covenant breach of late filing. The filing of this Form 10-Q will cure the aforementioned defaults.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a significant retained deficit at June 30, 2015 and had a net loss for the six months ended June 30, 2015.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

For the Period from January 1, 2015 through June 30, 2015

On February 13, 2015, the Company issued 750,000 shares valued at market on that day of $0.1674 for services from January 15, 2015 to January 15, 2016 for a total cost of $125,550 prorated over the term of the agreement.

On March 19, 2015, the Company issued 250,000 shares for cash of $25,000.

On March 19, 2015, the Company issued 300,000 shares for services to be earned thru June of 2015 valued at market of $0.1586 for a total cost of $47,580, which is prorated over the term of the agreement.

On March 27, 2015, the Company issued 2,000,000 shares for cash of $250,000.

On May 20, 2015, the Company issued 50,000 shares to an individual for sales services thru December 31, 2015. The shares were valued at market on that day at $0.40, for a total cost of $20,000.

All shares issued above for this period were to non-related third party individuals.

Material Subsequent Issuances and Cancellations subsequent to June 30, 2015

On July 8, 2015, the Company issued 150,000 shares to Catalyst Funding LLC, as part of a conversion to a note held by Catalyst. The shares were valued at $0.10.

On July 15, 2015, the Company issued 300,000 shares to Catalyst Funding LLC, as part of a conversion to a note held by Catalyst. The shares were valued at $0.06.

On August 11, 2015, the Company issued 40,000 shares for services earned through July of 2015. The shares were valued at $0.01 per share.

On August 11, 2015, the Company re-issued 27,500,000 previously cancelled shares to Daniel Balsiger, CEO for services rendered to the Company.

On October 16, 2015, the Company retired 7,500,000 shares held by Bashar Ballo, due to the unwinding of the Asset Purchase Agreement with Green Tree Syndicate.

On October 16, 2015, the Company retired 7,500,000 shares held by Rawi Ballo, due to the unwinding of the Asset Purchase Agreement with Green Tree Syndicate.

On October 16, 2015, the Company retired 15,000,000 shares held by Sater Tommka, due to the unwinding of the Asset Purchase Agreement with Green Tree Syndicate.

On October 16, 2015, the Company retired 3,000,000 shares held by Everest Capitol, LLC, due to the unwinding of the Asset Purchase Agreement with Green Tree Syndicate.

NOTE 7 – SUBSEQUENT EVENTS

On August 9, 2015, the Board of Directors of Icon Vapor, Inc. voted to re-issue shares which were originally issued to Daniel Balsiger, the CEO of the Company, that were previously canceled in March of 2012, for reaching certain performance milestones. The Board of Directors deemed it was in the best interest of the Company to re-issue these shares to Mr. Balsiger and ratified the re-issuance again on September 9, 2015.

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company restated its December 31, 2014 balance sheet. The differences are as follows:

ICON VAPOR, INC.

BALANCE SHEETS

	December 31, 2014
	Originally
	Reported	Restated	Difference
ASSETS
Current Assets:
Cash	$79,867	$159,138	79,271	(1)
Inventory	123,259	-	(123,259)	(2)
Other	$4,197	$3,710	(487)	(2)
Total current assets	207,323	162,848	(44,475)
Equipment, Net	35,356	12,062	(23,294)	(2)
Other	5,414	5,414	-
Total Assets	$248,093	$180,324	(67,769)

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Derivative Liability	$579,583	$-	(579,583)	(3)
Accrued Liabilities	19,700	140,059	120,359	(4)
Convertible Notes Payable	90,000	80,000	(10,000)	(1)
Notes Payable	64,707	8,066	(56,641)	(1)
Notes Payable - Related Party	-	146,641	146,641	(1)
Customer Deposits	$48,366	$-	(48,366)	(2)
Total Current Liabilities	802,356	374,766	(427,590)

Total Liabilities	$802,356	$374,766	(427,590)

STOCKHOLDERS' DEFICIT

Preferred stock	-	-	-
Common stock	42,696	42,696	-
Additional Paid in Capital	7,451,899	1,795,708	(5,656,191)	(5)
Common Stock to be issued	(33,000)		(33,000)	(5)
Unearned Services	(233,333)	(233,333)	-
Retained deficit	(7,848,525)	(1,799,513)	6,049,012	(6)
Total stockholders' deficit	(554,263)	(194,442)	359,821

Total liabilities and stockholders' deficit	$248,093	$180,324	(67,769)

The explanations of the changes noted above, respectively, are as follows:

(1)	The increase in cash is a result of the Company not properly recording proceeds of an $84,000 note payable (less $4,000 original issue discount) reduced by $1,214 of cash held by Green Tree Syndicate, Inc. (“Green Tree”).

(2)	The Green Tree acquisition was terminated and the assets and liabilities were removed from the financial statements.

(3)	The Company had computed derivative liabilities on the $146,641 related party debt; however, this debt was not convertible into common shares according to loan documents. The $84,000 convertible debt was only convertible after one hundred and eighty days (180) had passed, therefore at December 31, 2014 there was no derivative liability as the note was not convertible at that time.

(4)	The increase in accounts payable is the result of accrual of wages for an executive employee based on the terms of his employment agreement, offset by a reduction of $4,340 in liabilities related to Green Tree.

(5)	Reversal of value assigned to the 33,000,000 shares of common stock issued to owners of Green Tree upon termination of the Green Tree acquisition.

(6)	The following summarize the changes in retained deficit:

Balance December 31, 2013	$1,185,919
Adjustments –
Reversal of derivative Liability -	(170,870)
Accrual of Wages	20,843
Adjusted Balance December 31, 2013	1,035,892
Net Loss as reported – 2014	6,662,606
Adjustments –
Green Tree Loss	(5,605,038)
Change in Derivative Liability -	405,199
Accrual of Expenses	111,252
Adjusted Net Loss	763,621
Adjusted Retained Deficit, December 31, 2014	$1,799,513

End of Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an electronic cigarette company headquartered in San Diego, California, who designs, markets and sells electronic cigarettes, cigars, cartomizers and related accessories under the Icon Vapor brand. We have commercially launched our Icon Vapor products, which are now being sold online. Our initial sales campaign began in August of 2012, but sales are not to the point that our operations are profitable.

Our initial strategy has been to drive online sales through our Icon Vapor eCommerce website. We do not intend to compete with larger, significantly greater capitalized e-cigarette companies in the brick-and-mortar retail environment, which we believe would require substantial advertising, particularly direct television marketing, advertisements in trade magazines, point of sale materials, display, price promotions, in-store and on-premise promotions and slotting fees. We intend to launch a network marketing sales program, which we believe will result in a more dedicated sales program and produce stronger results.

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

Results of Operations

Total revenue for the three months ended June 30, 2015 was $79,842, as compared to $2,485 for the three months ended June 30, 2014. Operating expenses in the quarter ended June 30, 2015 were $327,866 as compared to $134,671 for the quarter ended June 30, 2014. Total revenue for the six months ended June 30, 2015 was $131,019, compared to $7,397 for the six months ended June 30, 2014. Operating expenses in the six months ended June 30, 2015 were $626,987 as compared to $295,222 for the six months ended June 30, 2014. The adjustments in revenue can be attributed primarily to the acquisition and subsequent divestiture of our wholly owned subsidiary, Green Tree Syndicate, Inc. which was acquired on November 4, 2014 and its recognition of revenue from the merger date to June 30, 2015. However, because of returns of previously sold (prior to acquisition) Green Tree products to our major customer Core-Mark, $290,000 in sales was not recognized because they (Core-Mark) offset that amount against the Green Tree product returns.

Additionally, another Green Tree client, Ontario 2421519, was shipped Icon product for a total value of approximately $190,000 in the second quarter of 2015. Ontario 2421519 remitted a $48,000 deposit as partial payment for those Icon products and disbursed the funds to a Green Tree bank account, who failed to subsequently transfer the money to Icon.  As a result, the Company was forced to recognize the revenue attributable to the Ontario 2421519 as a consignment sale.

The net loss for the quarter ended June 30, 2015 was $1,076,525 as compared to $150,106 for the quarter ended June 30, 2014. This increase in loss was mainly derived from us impairing our acquisition of Green Tree Syndicate in the amount of $277,921 and the recordation of a derivative expense associated with the convertible debentures issued by the Company in the amount of $410,779.

Operating Expenses

Total operating expenses, including expenses for sales and marketing, services, professional fees and general and administrative services, for the three month period ended June 30,2015 were $327,866, which was comprised of $8,494 in sales and marketing costs and $328,023 in other general and administrative costs and offset by $8,651 in bad debt expense, as compared to $134,671 for the three month period ended June 30, 2014, which was comprised of $8,638 in sales and marketing costs and $126,033 in other general and administrative costs. The overall increase in operating expenses can be attributed to expenses incurred from an increase in general and administrative expenses as a result of becoming a reporting company and an increase in general and administrative costs as a result of the implementation of our marketing and business plans.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of June 30, 2015 and December 31, 2014 (restated) were as follows:

	June 30, 2015 (Unuadited)	December 31, 2014 (Restated)
Cash	252,135	159,138
Total current assets	504,238	162,848
Total assets	525,966	180,324
Total Current liabilities	1,633,740	374,766
Total Liabilities	1,633,740	374,766

Cash Requirements/ Going Concern

As of June 30, 2015, our primary source of liquidity was our cash and cash equivalents on hand of $252,135. However, we believe our current cash balances, together with the net product revenues are not sufficient to meet our anticipated cash requirements to fund our further commercialization of our Icon Vapor product line and to develop and implement a network marketing sales plan which are critical to driving sales to bring our business operations to profitability for the next twelve months. Given our existing sources of liquidity and expected cash burn, we believe that we will need approximately $1,500,000 in financing in order to continue as a going concern for the next twelve months from December 31, 2014 forward. We plan to obtain this financing through private placement offerings of the Company’s securities.

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

Cash Flow from Operating Activities

During the six months ended June 30, 2015, the Company’s operating activities used $878,744 as compared to $181,543 used by operating activities for the six months ended June 30, 2014. The increase in cash used for operating activities is primarily due to the increased loss.

Cash Flow from Investing Activities

During the six-month period ended June 30, 2015 and 2014, the Company used $9,438 and $NIL, respectively, in cash for investing activities. The increase in cash used for investing activities is primarily due to purchase of leasehold improvements.

Cash Flow from Financing Activities

During the six months ended June 30, 2015, the Company received $981,179 in cash from financing activities. This consisted of $275,000 in proceeds from the issuance of common stock, $711,886 in net proceeds from loans, offset by $4,500 in reduction of debt and $1,207 in changes in related party debt. This compares with $135,000 provided during the six months ended June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of our business. We are not aware of any threatened or pending litigation that we expect will have a material adverse effect on our business operations, financial condition or results of operations. It should be noted if the Company does reach an acceptable solution with Green Tree Syndicate, it intends to pursue legal proceedings against them and Ontario 2421519, as discussed in the Management Discussion and Analysis herein. An acceptable solution would be the assumption of any additional Core-Mark liabilities and the return of Icon product from Ontario 2421519, which are the issues that caused the Company to rescind the Green Tree acquisition.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

On May 20, 2015, the Company issued 50,000 restricted shares to Scott Hoag Sales Inc. for sales services thru December 31, 2015. The shares were valued at market on that day at $0.40. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

2.	Subsequent Issuances:

On July 8, 2015, the Company issued 150,000 shares to Catalyst Funding LLC pursuant to the conversion of debt owed by the Company to Catalyst under a promissory note.

On July 15, 2015, the Company issued 150,000 shares to Catalyst Funding LLC pursuant to the conversion of debt owed by the Company to Catalyst under a promissory note.

On August 9, 2015, the Board of Directors of Icon Vapor, Inc. voted to re-issue shares which were originally issued to Daniel Balsiger, the CEO of the Company, that were previously canceled in March of 2012, for reaching certain performance milestones. The Board of Directors deemed it was in the best interest of the Company to re-issue these shares to Mr. Balsiger and ratified the re-issuance again on September 9, 2015.

On September 5, 2015, the majority of the members of the Board of Directors of Icon Vapor, Inc., a Nevada corporation, voted to terminate and unwind the Asset Acquisition Agreement, by and between the Company, Green Tree Syndicate, Inc., a California corporation and the controlling shareholders of Green, which was originally reported on Form 8-K filed with the Commission on November 13, 2014. Pursuant to the Acquisition Agreement, the Company acquired 100% of the assets of Green Tree and, in exchange, issued 33,000,000 restricted shares of its common stock to the Green Tree Shareholders, plus agreed to pay Green Tree $2,000,000 in cash. Additionally, and pursuant to the Acquisition Agreement, the Company appointed two Green Tree Shareholders as members of the Board of Directors of the Company. As a result of this board action, the Company has cancelled the 33 million shares issued to Green Tree Syndicate and removed the $2 million liability to the same from its books and records.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has ten (10) convertible loans outstanding all of which have default covenants contained within their respective agreements. As a result of the later filing of this 10-Q for the period ending June 30, 2015, the Company is in default of the filing covenant on each of these loans, which can result in the note becoming due and payable if not cured by the Company within a prescribed period of time. Currently, the loan from KBM in the face mount of $84,000 became due and payable as of September 17, 2015 and Company is planning on paying this note of the proceeds of a new financing. Additionally, the makers of the Typenex loan have issued a demand letter to the Company to cure the covenant breach of late filing.

ITEM 4.	SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
3.1.1	Articles of Incorporation of Desitv.com	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.1.2	Articles of Amendment Desitiv, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.1.3	Articles of Amendment Xero Mobile, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.1.4	Articles of Amendment Myezsmokes, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.2	Amended and Restated Bylaws dated January 7, 2011	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

10.1	Option Agreement	Filed as an exhibit to our registration statement on Form 1-A of the Company, filed with the SEC on November 14, 2013.

10.2	Amendment to Option Agreement	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on December 10, 2014

10.3	Letter of Employment of Daniel Balsiger dated July 1, 2014	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

10.4	Sales Compensation Plan	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.

101.INS*	XBRL Instance Document	Filed Herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

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

ICON VAPOR, INC.

Dated: October 26, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: October 26, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer, Director

Dated: October 26, 2015	/s/ Michael J. Klepper
Name: Michael J. Klepper
Title: Secretary and Director

Dated: October 26, 2015	/s/ Mark Bednarz
Name: Mark Bednarz
Title: Director

