Form 10-Q
period 2015-09-30
ICON VAPOR, INC.
filed 2015-12-31
CIK 1563915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 107,036,163 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ICON VAPOR, INC.

Balance Sheets

	September 30,	December 31,
	2015 (Unaudited)	2014 (Restated)
Assets
Current Assets
Cash and Cash Equivalents	$69,102	$159,138
Inventory, lower of cost or market, principally first in, first out	228,108	-
Prepaid Costs	-	3,710
Total Current Assets	297,210	162,848

Fixed Assets-net	9,769	12,062
Other assets, Security Deposit	5,414	5,414
Total Assets	$312,393	$180,324

Liabilities and Stockholders' Deficit:
Current Liabilities
Accrued Expenses & Payroll Obligations	$287,151	$140,059
Derivative Liability	1,224,521	-
Notes Payable	252,566	8,066
Convertible Debt	541,899	80,000
Related Party Debt	145,434	146,641
Total Current Liabilities	2,451,571	374,766

Total Liabilities	2,451,571	374,766
Stockholders’ Deficit:
Preferred Stock, par $0.001, authorized 10,000,000 none issued	-	-
Common Stock, par value $0.001 authorized 500,000,000 shares Issued 74,036,163 and 42,696,163	74,036	42,696
Additional Paid in Capital	7,689,153	1,795,708
Unearned Services	(44,797)	(233,333)
Retained Deficit	(9,857,570)	(1,799,513)
Total Stockholders’ Deficit	(2,139,178)	$(194,442)

Total liabilities and Stockholders' Deficit	$312,393	$180,324

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$37,285	$3,369	$168,304	$10,765
Costs of Goods Sold	80,183	1,702	201,440	5,756

Gross Margin	(42,898)	1,667	(33,136)	5,009

Expenses:

Sales & Marketing	6,151	-	28,043	-
Bad Debt Expense	9,925		34,858
General and Administrative	5,529,214	76,266	6,109,376	392,677
Operating Expenses	5,545,290	76,266	6,172,277	392,677

Operating Income (Loss)	(5,588,188)	(74,599)	(6,205,413)	(387,668)

Other Income (Expense)
Interest	(74,218)	(466)	(171,322)	(6,522)
Derivative Expense	(874,979)		(1,285,758)
Green Tree Expenses	-	-	(395,566)	-
Total Other Income (Expense)	(949,197)	(466)	(1,852,646)	(6,522)
Net Loss	$(6,537,385)	$(75,065)	$(8,058,059)	$(394,190)

Loss per Share, Basic & Diluted	$(0.11)	$(0.00)	(0.16)	(0.01)

Weighted Average Shares Outstanding	61,696,815	40,874,732	50,426,897	40,095,011

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(8,058,059)	$(394,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest related to Convertible Debt	37,069	-
Bad Debts	23,986	-
Amortization of Debt Discount	51,018	-
Amortized Unearned Services	188,536	-
Depreciation and Amortization	11,691	5,437
Common Stock Issued for Services	5,424,478	99,325
Increase in Derivative Expense	1,285,758	89,554
Changes in Operating Assets and Liabilities
Accounts Receivable	(23,986)	1,508
Prepaid	3,710	25,000
Accrued Liabilities	147,092	706
Inventory	(228,109)	(8,883)
Net Cash Used in Operating Activities	(1,136,816)	(181,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(9,398)	-
Net cash provided by Investing Activities	(9,398)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	275,000	-
Proceeds from Loans	786,885	140,000
Payment of Debt	(4,500)	(5,000)
Changes in Related Party Debt	(1,207)	-
Net Cash Provided by Financing Activities	1,056,178	135,000

Net (Decrease) Increase in Cash	(90,036)	(46,543)
Cash at Beginning of Period	$159,138	74,843
Cash at End of Period	69,102	$28,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$40,000	$-
Non Cash Investing and Financing Activities
Notes Payable	$(127,000)	$-
Common Stock	$450	$-
Additional Paid In Capital	$187,787	$-
Derivative Liability	$(61,237)	$-
	-	-

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

NOTE 3 – NOTES PAYABLE

The Company has four notes payable totaling $252,566 the largest of which is for $249,000 due to an individual and maturing on July 19, 2015.  The note is personally guaranteed by the Chief Executive officer as well as by the receivables of the Company.  Payment terms are interest only payments of $10,000 a month. The note has been extended for six months with a new maturity date of January 19, 2016.

NOTE 4 – CONVERTIBLE NOTES

The Company at September 30, 2015 has ten convertible notes payable in the amount of $541,899, which is shown net of deferred costs of $36,850.

At September 30, 2015 the derivative liability is $1,224,521.

The Company has ten (10) convertible loans outstanding all of which have default covenants contained within their respective agreements. As a result of the later filing of this 10-Q for the period ending September 30, 2015, the Company is in default of the filing covenant on each of these loans, which can result in the notes becoming due and payable if not cured by the Company within a prescribed period of time. Additionally, the makers of the Typenex loan have issued a demand letter to the Company to cure the covenant breach of late filing. The filing of this Form 10-Q will cure the aforementioned defaults.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a significant retained deficit at September 30, 2015 and had a net loss for the nine months ended September 30, 2015.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

For the Period from January 1, 2015 through September 30, 2015

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

On August 11, 2015, the Company issued 27,500,000 common shares to Daniel Balsiger, CEO for services rendered to the Company.

Material Subsequent Issuances and Cancellations subsequent to September 30, 2015

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

None

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company restated its December 31, 2014 balance sheet. The differences are as follows:

ICON VAPOR, INC.

BALANCE SHEETS

	December 31, 2014
	Originally
	Reported	Restated	Difference
ASSETS
Current Assets:
Cash	$79,867	$159,138	79,271	(1)
Inventory	123,259	-	(123,259)	(2)
Other	$4,197	$3,710	(487)	(2)
Total current assets	207,323	162,848	(44,475)
Equipment, Net	35,356	12,062	(23,294)	(2)
Other	5,414	5,414	-
Total Assets	$248,093	$180,324	(67,769)

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Derivative Liability	$579,583	$-	(579,583)	(3)
Accrued Liabilities	19,700	140,059	120,359	(4)
Convertible Notes Payable	90,000	80,000	(10,000)	(1)
Notes Payable	64,707	8,066	(56,641)	(1)
Notes Payable - Related Party	-	146,641	146,641	(1)
Customer Deposits	$48,366	$-	(48,366)	(2)
Total Current Liabilities	802,356	374,766	(427,590)

Total Liabilities	$802,356	$374,766	(427,590)

STOCKHOLDERS' DEFICIT

Preferred stock	-	-	-
Common stock	42,696	42,696	-
Additional Paid in Capital	7,451,899	1,795,708	(5,656,191)	(5)
Common Stock to be issued	(33,000)		(33,000)	(5)
Unearned Services	(233,333)	(233,333)	-
Retained deficit	(7,848,525)	(1,799,513)	6,049,012	(6)
Total stockholders' deficit	(554,263)	(194,442)	359,821

Total liabilities and stockholders' deficit	$248,093	$180,324	(67,769)

The explanations of the changes noted above, respectively, are as follows:

(1)	The increase in cash is a result of the Company not properly recording proceeds of an $84,000 note payable (less $4,000 original issue discount) reduced by $1,214 of cash held by Green Tree Syndicate, Inc. (“Green Tree”).

(2)	The Green Tree acquisition was terminated and the assets and liabilities were removed from the financial statements.

(3)	The Company had computed derivative liabilities on the $146,641 related party debt; however, this debt was not convertible into common shares according to loan documents. The $84,000 convertible debt was only convertible after one hundred and eighty days (180) had passed, therefore at December 31, 2014 there was no derivative liability as the note was not convertible at that time.

(4)	The increase in accounts payable is the result of accrual of wages for an executive employee based on the terms of his employment agreement, offset by a reduction of $4,340 in liabilities related to Green Tree.

(5)	Reversal of value assigned to the 33,000,000 shares of common stock issued to owners of Green Tree upon termination of the Green Tree acquisition.

(6)	The following summarize the changes in retained deficit:

Balance December 31, 2013	$1,185,919
Adjustments –
Reversal of derivative Liability	(170,870)
Accrual of Wages	20,843
Adjusted Balance December 31, 2013	1,035,892
Net Loss as reported – 2014	6,662,606
Adjustments –
Green Tree Loss	(5,605,038)
Change in Derivative Liability	(405,199)
Accrual of Expenses	111,252
Adjusted Net Loss	763,621
Adjusted Retained Deficit, December 31, 2014	$1,799,513

End of Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Total revenue for the three months ended September 30, 2015 was $37,285, as compared to $3,369 for the three months ended September 30, 2014. Operating expenses in the quarter ended September 30, 2015 were $5,545,290 as compared to $76,266 for the quarter ended September 30, 2014. Total revenue for the nine months ended September 30, 2015 was $168,304, compared to $10,765 for the nine months ended September 30, 2014. Operating expenses in the nine months ended September 30, 2015 were $6,172,277 as compared to $392,677 for the nine months ended September 30, 2014. The adjustments in revenue can be attributed primarily to the acquisition and subsequent divestiture of our wholly owned subsidiary, Green Tree Syndicate, Inc., which was acquired on November 4, 2014, and its recognition of revenue from the merger date to June 30, 2015. However, because of returns of previously sold (prior to acquisition) Green Tree products to our major customer Core-Mark, $290,000 in sales was not recognized because they (Core-Mark) offset that amount against the Green Tree product returns.

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

The net loss for the quarter ended September 30, 2015 was $6,537,385 as compared to $75,065 for the quarter ended September 30, 2014. This increase in loss was mainly derived from us impairing our acquisition of Green Tree Syndicate in the amount of $395,566 and the recordation of a derivative expense associated with the convertible debentures issued by the Company in the amount of $1,285,758 and the expense associated with the issuance of stock to the CEO in the amount of $5,225,000.

Operating Expenses

Total operating expenses, including expenses for sales and marketing, services, professional fees and general and administrative services, for the three month period ended September 30,2015 were $5,545,290, which was comprised of $6,151 in sales and marketing costs and $5,529,214 in other general and administrative costs, as compared to $76,266 for the three month period ended September 30, 2014, which was comprised of $73,539 in professional fees and $2,727 in other general and administrative costs. The overall increase in operating expenses can be attributed to expenses incurred from an increase in general and administrative expenses as a result of the issuance of stock to the CEO, becoming a reporting company and an increase in general and administrative costs as a result of the implementation of our marketing and business plans.

Liquidity and Capital Resources

Our cash, current assets, total assets, current liabilities and total liabilities as of September 30, 2015 and December 31, 2014 (restated) were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014 (Restated)
Cash	69,102	159,138
Total current assets	297,210	162,848
Total assets	312,393	180,324
Total Current liabilities	2,451,571	374,766
Total Liabilities	2,451,571	374,766

Cash Requirements/ Going Concern

As of September 30, 2015, our primary source of liquidity was our cash and cash equivalents on hand of $69,102. However, we believe our current cash balances, together with the net product revenues are not sufficient to meet our anticipated cash requirements to fund our further commercialization of our Icon Vapor product line and to develop and implement a network marketing sales plan which are critical to driving sales to bring our business operations to profitability for the next twelve months. Given our existing sources of liquidity and expected cash burn, we believe that we will need approximately $1,500,000 in financing in order to continue as a going concern for the next twelve months from December 31, 2014 forward. We plan to obtain this financing through private placement offerings of the Company’s securities.

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

Cash Flow from Operating Activities

During the nine months ended September 30, 2015, the Company’s operating activities used $1,136,816 as compared to $181,543 used by operating activities for the nine months ended September 30, 2014. The increase in cash used for operating activities is primarily due to the increased loss from the issuance of stock to the CEO and recordation of a derivative liability expense.

Cash Flow from Investing Activities

During the nine-month period ended September 30, 2015 and 2014, the Company used $9,398 and $NIL, respectively, in cash for investing activities. The increase in cash used for investing activities is primarily due to purchase of leasehold improvements.

Cash Flow from Financing Activities

During the nine months ended September 30, 2015, the Company received $1,056,178 in cash from financing activities. This consisted of $275,000 in proceeds from the issuance of common stock and a net increase in borrowings of $781,178. This compares with $135,000 provided during the nine months ended September 30, 2014.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

On August 11, 2015, the Company issued 40,000 shares for services earned through July of 2015. The shares were valued at $0.01 per share.

On August 11, 2015, the Company re-issued 27,500,000 previously cancelled shares to Daniel Balsiger, CEO for services rendered to the Company.

2.	Subsequent Issuances:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A.

ITEM 4.	SAFETY DISCLOSURES

N/A.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS
3.1.1	Articles of Incorporation of Desitv.com	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.1.2	Articles of Amendment Desitiv, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.1.3	Articles of Amendment Xero Mobile, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.1.4	Articles of Amendment Myezsmokes, Inc.	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

3.2	Amended and Restated Bylaws dated January 7, 2011	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

10.1	Option Agreement	Filed as an exhibit to our registration statement on Form 1-A of the Company, filed with the SEC on November 14, 2013.

10.2	Amendment to Option Agreement	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on December 10, 2014

10.3	Letter of Employment of Daniel Balsiger dated July 1, 2014	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

10.4	Sales Compensation Plan	Filed as an exhibit to our Registration Statement on Form 10-12G of the Company, filed with the SEC on September 16, 2014

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed Herewith

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
101.INS*	XBRL Instance Document	Filed Herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

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

ICON VAPOR, INC.

Dated: December 31, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 31, 2015	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer, Director

Dated: December 31, 2015	/s/ Michael J. Klepper
Name: Michael J. Klepper
Title: Secretary and Director

Dated: December 31, 2015	/s/ Mark Bednarz
Name: Mark Bednarz
Title: Director

