Form 10-Q/A
period 2015-03-31
ICON VAPOR, INC.
filed 2016-01-19
CIK 1563915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

☐ Yes    ☒ No

As of May 21, 2015, there were 43,896,163 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On May 21, 2015, Icon Vapor, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2015 (the “Original Form 10-Q”). The purpose of this second amendment to the Original 10-Q/A is to reflect subsequent adjustments made to financial statements which have been reviewed by our current auditor, KWCO, PC.

This Form 10-Q/A Amendment No. 2 speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, other than as noted above.

ICON VAPOR, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Icon Vapor, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "ICNV" or “Icon” refers to Icon Vapor, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ICON VAPOR, INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets:	(Unaudited and Restated)	(Restated)
Current Assets
Cash and Cash Equivalents	$199,925	$159,138
Inventory	319,819	-
Prepaid Expenses	-	3,710
Total Current Assets	519,744	162,848

Fixed Assets-net	18,149	12,062
Other assets, Security Deposit	5,414	5,414

Total Assets	$543,307	$180,324
Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts Payable and Accrued Expenses	$179,168	$140,059
Convertible Notes Payable	173,329	80,000
Note Payable	257,066	8,066
Related Party Debt	145,141	146,641
Total Liabilities	754,704	374,766
Stockholders’ Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares Issued 0 shares at December 31, 2014 and 2013	-	-
Common Stock, Par value $0.001 Authorized 500,000,000 shares Issued 45,996,163 and 42,696,163 shares respectively	45,996	42,696
Additional Paid in Capital	2,240,538	1,795,708
Unearned Services	(268,412)	(233,333)
Retained Deficit	(2,229,519)	(1,799,513)
Total Stockholders' Equity	(211,397)	(194,442)
Total Liabilities and Stockholders' Equity	$543,307	$180,324

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(Restated)
Revenues	$51,177	$4,912
Costs of Goods	38,111	2,846

Gross Margin	13,066	2,066

Expenses:
Professional Fees	24,500	21,502
General and Administrative	274,621	139,049
Operating Expenses	299,121	160,551

Loss from operations	(286,055)	(158,485)

Interest	(26,306)	(10,534)
Loss on Inventory	(117,645)	-

Total Other Expense	(143,951)	(10,534)

Net Loss	$(430,006)	(169,019)

Loss per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	43,896,163	39,277,137

The accompanying notes are an integral part of these financial statements.

ICON VAPOR, INC.

 STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended
	2015	2014
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(430,006)	$(169,019)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of Debt Discount	3,329	-
Depreciation and Amortization	2,434	3,160
Shares Issued for Services	138,051	36,760
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Payable and Accrued Expenses	39,109	4,751
(Increase) Decrease in Prepaids	3,710
(Increase) Decrease in Inventory	(319,819)	3,166
(Decrease) Increase in Interest	-	11,872
Net Cash Used in Operating Activities	(563,192)	(109,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(8,521)	-
Net cash provided by Investing Activities	(8,521)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	275,000	-
Proceeds from Loans, net of debt of $13,000 in 2015	339,000	110,000
Reduction of Debt	(1,500)	(5,000)
Net Cash Provided by Financing Activities	612,500	105,000

Net (Decrease) Increase in Cash	40,787	(4,310)
Cash at Beginning of Period	159,138	74,843
Cash at End of Period	199,925	$70,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in Unearned Services	$173,130	$-

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

NOTE 3 – NOTES PAYABLE

The Company has four notes payable totaling $257,066 the largest of which is for $249,000 due to an individual and maturing on July 19, 2015.  This note is personally guaranteed by the Chief Executive officer as well as by the receivables of the Company.  Payment terms are an interest only payment of $10,000 a month with a balloon principal payment due on July 16, 2015.

NOTE 4 – CONVERTIBLE NOTES

The Company at March 31, 2015 has four convertible notes payable in the amount of $217,000, of which $173,329 is net of deferred costs and bond amortization.

At March 31, 2015 the derivative liability is $0.

NOTE 5 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a significant retained deficit at March 31, 2015 and had a net loss for the three months ended March 31, 2015.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

For the Period from January 1, 2015 through March 31, 2015

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that one material subsequent event existed.

In April 2015 the Company received $50,000 in the form of a convertible note.

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company restated its December 31, 2014 balance sheet. The differences are as follows:

ICON VAPOR, INC.

BALANCE SHEETS

	December 31, 2014
	Originally Reported	Restated	Difference
ASSETS
Current Assets:
Cash	$79,867	$159,138	79,271	(1)
Inventory	123,259	-	(123,259	)(2)
Other	$4,197	$3,710	(487	)(2)
Total current assets	207,323	162,848	(44,475)
Equipment, Net	35,356	12,062	(23,294	)(2)
Other	5,414	5,414	-
Total Assets	$248,093	$180,324	(67,769)

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Derivative Liability	$579,583	$-	(579,583	)(3)
Accrued Liabilities	19,700	140,059	120,359	(4)
Convertible Notes Payable	90,000	80,000	(10,000	)(1)
Notes Payable	64,707	8,066	(56,641	)(1)
Notes Payable - Related Party	-	146,641	146,641	(1)
Customer Deposits	$48,366	$-	(48,366	)(2)
Total Current Liabilities	802,356	374,766	(427,590)

Total Liabilities	$802,356	$374,766	(427,590)

STOCKHOLDERS' DEFICIT

Preferred stock	-	-	-
Common stock	42,696	42,696	-
Additional Paid in Capital	7,451,899	1,795,708	(5,656,191	)(5)
Common Stock to be issued	(33,000)	-	(33,000	)(5)
Unearned Services	(233,333)	(233,333)	-
Retained deficit	(7,848,525)	(1,799,513)	6,049,012	(6)
Total stockholders' deficit	(554,263)	(194,442)	359,821

Total liabilities and stockholders' deficit	$248,093	$180,324	(67,769)

The explanations of the changes noted above, respectively, are as follows:

(1)	The increase in cash is a result of the Company not properly recording proceeds of an $84,000 note payable (less $4,000 original issue discount) reduced by $1,214 of cash held by Green Tree Syndicate, Inc. (“Green Tree”).

(2)	The Green Tree acquisition was terminated and the assets and liabilities were removed from the financial statements.

(3)	The Company had computed derivative liabilities on the $146,641 related party debt; however, this debt was not convertible into common shares according to loan documents. The $84,000 convertible debt was only convertible after one hundred and eighty days (180) had passed, therefore at December 31, 2014 there was no derivative liability as the note was not convertible at that time.

(4)	The increase in accounts payable is the result of accrual of wages for an executive employee based on the terms of his employment agreement, offset by a reduction of $4,340 in liabilities related to Green Tree.

(5)	Reversal of value assigned to the 33,000,000 shares of common stock issued to owners of Green Tree upon termination of the Green Tree acquisition.

(6)	The following summarize the changes in retained deficit:

Balance December 31, 2013	$1,185,919
Adjustments –
Reversal of derivative Liability	(170,870)
Accrual of Wages	20,843
Adjusted Balance December 31, 2013	1,035,892
Net Loss as reported – 2014	6,662,606
Adjustments –
Green Tree Loss	(5,605,038)
Change in Derivative Liability	(405,199)
Accrual of Expenses	111,252
Adjusted Net Loss	763,621
Adjusted Retained Deficit, December 31, 2014	$1,799,513

The March 31, 2015 financial statements have also been restated to reflect the elimination of the $923,159 derivative liability and the reduction in the derivative expense for the three months ended March 31, 2015 of $211,438, as the convertible notes were not convertible at March 31, 2015. The issuance of 33,000,000 common stock shares related to the Green Tree Syndicate, Inc. acquisition were also reversed.

End of Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Icon Vapor, Inc. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q/A. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q/A.

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

Overview

We are an electronic cigarette company headquartered in San Diego, California, that design, markets and sells electronic cigarettes, cigars, cartomizers and related accessories under the Icon Vapor brand. We have commercially launched our Icon Vapor products, which are now being sold online. Our initial sales campaign began in August of 2012, but sales are not to the point that our operations are profitable.

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

Results of Operations

Total revenue for the three months ended March 31, 2015 was $51,177 as compared to $4,912 for the three months ended March 31, 2014. Operating expenses in the quarter ended March 31, 2015 amounted to $299,121 as compared to $160,551 for the quarter ended March 31, 2014. The increase in revenue can be attributed primarily to the asset acquisition of Green Tree Syndicate, Inc. on December 4, 2014 and its recognition of revenue from the merger date to March 31, 2015.

The net loss for the quarter ended March 31, 2015 was $430,006 as compared to $169,019 for the quarter ended March 31, 2014. This increase in loss is due to expenses associated with our acquisition of Green Tree Syndicate, Inc. of $117,645 and an increase in general and administrative expenses, associated with the same, of $135,572 from the prior three-month period ending March 31, 2014.

Operating Expenses

Total operating expenses, including expenses for professional fees and general and administrative services, for the three month period ended March 31, 2015 were $299,121, which was comprised of $24,500 in professional fees and $274,621 in other general and administrative costs, as compared to $160,551 for the three month period ended March 31, 2014, which was comprised of $21,502 in professional fees and $139,049 in other general and administrative costs. The overall increase in operating expenses can be attributed to expenses incurred from the of becoming a reporting company and $135,572 in general and administrative costs that increased as a result of the implementation of our marketing and business plans.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities and total liabilities as of March 31, 2015 (restated) and December 31, 2014 (restated) were as follows:

	March 31, 2015 (Restated)	December 31, 2014 (Restated)	$ Change	% Change
Cash	199,925	159,138	40,787	25,62%
Total current assets	519,744	162,848	356,896	219.15%
Total assets	543,307	180,324	362,983	201.29%
Accounts payable and accrued expenses	179,168	140,059	39,108	27.92%
Notes payable	257,066	8,066	249,000	3087.03%
Total liabilities	754,704	374,766	379,938	101.38%

Cash Requirements/Going Concern

As of March 31, 2015, our primary source of liquidity was our cash and cash equivalents on hand of $199,925. However, we believe our current cash balances, together with the net product revenues are not sufficient to meet our anticipated cash requirements to fund our further commercialization of our Icon Vapor product line and to develop and implement a network marketing sales plan which are critical to driving sales to bring our business operations to profitability for the next twelve months. Given our existing sources of liquidity and expected cash burn, we believe that we will need approximately $3,500,000 in financing in order to continue as a going concern for the next twelve months from December 31, 2014, of which we expect to use approximately $2,000,000 to fund our acquisition of Green Tree Syndicate, Inc., an electronic cigarette sales and distribution company, $700,000 to purchase inventory, $300,000 for marketing and trade shows, $200,000 for consultant compensation and $300,000 for administrative and operational expense. We plan to obtain this financing through private placement offerings of the Company’s securities.

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

Cash Flow from Operating Activities

During the three months ended March 31, 2015, the Company’s operating activities used $563,192 in cash as compared to $109,310 used by operating activities for the three months ended March 31, 2014. The increase in cash used for operating activities is primarily due to the increased loss.

Cash Flow from Investing Activities

During the three-month period ended March 31, 2015 and 2014, the Company used $8,521and $NIL, respectively, in cash for investing activities. The increase in cash used for investing activities is primarily due to purchase of leasehold improvements.

Cash Flow from Financing Activities

During the three months ended March 31, 2015, the Company received $612,500 in cash from financing activities. This consisted of $275,000 in proceeds from the issuance of common stock, $339,000 in proceeds from net loans, offset by $2,500 in reduction of debt. This compares with $105,000 provided during the three months ended March 31, 2014, which consisted of $110,000 in net financing from loans less $5,000 from the reduction of debt.

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

ICON VAPOR, INC.

Dated: January 19, 2016	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 19, 2016	/s/ Daniel W. Balsiger
Name: Daniel W. Balsiger
Title: Chief Executive Officer,
President and Chief Financial Officer, Director

Dated: January 19, 2016	/s/ Michael J. Klepper
Name: Michael J. Klepper
Title: Secretary and Director

Dated: January 19, 2016	/s/ Mark Bednarz
Name: Mark Bednarz
Title: Director

